Form 10KSB
period 1996-03-31
AUSTINS INTERNATIONAL INC
filed 1996-07-15
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended:                           Commission file number:
       March 31, 1996                                          0-20528


                          AUSTIN'S INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                         65-0322000
(State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


      2400 E. Commercial Boulevard, Suite 800, Fort Lauderdale, FL  33308
                                (305) 772-0980
   (Address, including zip code, of principal executive offices and telephone number, including area code of Issuer)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.01 PAR VALUE

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [X] Yes   [ ] No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                      [  ]

   Issuer's revenues for its most recent fiscal year: $7,447,591

   On July 10, 1996 the bid and asked prices of the Issuer's common stock were $.50 and $.63, respectively, according to NASDAQ SmallCap Market quotations furnished by the National Quotation Bureau, Inc. The aggregate market value of voting stock of the Issuer held by non-affiliates based on the average of the bid and ask prices on July 10, 1996 was $2,240,795.

   As of July 10, 1996, 10,003,550 shares of common stock were outstanding.

  Transitional Small Business Disclosure Format (check one):   [X] Yes   [ ] No

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Items 3 through 6 of Part I, and Item 11 of Part III of this Report is incorporated by reference from the Issuer's definitive proxy statement to be filed in accordance with Rule 14a-101 in connection with its 1996 annual meeting of shareholders or from a subsequently filed amendment to this Report.

                                  PART I/1/



  ITEM I. DESCRIPTION OF BUSINESS
  -------------------------------

       Austin's International, Inc., a Delaware corporation ("Austin's" or the "Company"), was incorporated in May 1988 to develop, own and operate a chain of full-service restaurants specializing in Texas-style American cuisine. Austin's restaurants currently offer a wide variety of appetizers, salads, and award-winning signature items such as babyback ribs, a Texas cowboy steak, and recent additions of Ostrich and Buffalo steaks. As a unique and special service, Austin's steaks can be "branded" at tableside for patrons. The Company prides itself on high-quality cuisine and excellent service. Austin's International, Inc., a Florida corporation ("Austin's (Florida)"), formed in May of 1988, is a wholly-owned subsidiary of the Company.

       The Company, either directly or through its Florida subsidiary, owns and operates the following restaurants:

       FORT LAUDERDALE, FLORIDA--opened in October 1991, occupies 6,400 square feet and seats approximately 225 customers. The Fort Lauderdale restaurant also acts as an ongoing training facility for new restaurant managers.

       CORAL SPRINGS, FLORIDA--opened in January 1993, occupies 6,500 square feet and seats approximately 210 customers.

       ORLANDO, FLORIDA--opened in October 1993, occupies 6,500 square feet and seats approximately 220 customers, and has facilities for outside dining.

       PEMBROKE PINES, FLORIDA--opened in January 1994, occupies 4,800 square feet and seats approximately 203 customers.

       MERRIT ISLAND, FLORIDA--opened in June 1996, occupies 9,000 square feet and seats approximately 245 customers.

       The Company is actively searching for additional locations in Florida and certain other states. In particular, the Company is considering placing a new restaurant in Orlando and one in a prestigious location in South Florida.

       The restaurant industry is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location, and there are numerous well-established competitors with financial, marketing, personnel and other resources substantially greater than those of the Company. These competitors include national, regional and local restaurant chains, many of which specialize in or offer Texas-style and other similar menu items. Many of the Company's competitors have achieved significant national, regional

- --------------
 /1/ Items 1 and 2 of this Part I correspond to Items 6 and 7, respectively, of Model B of Form 1-A.

  and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products.

       The Company is subject to various federal, state and local laws and regulations affecting the operations of its restaurants. Difficulties or failures in obtaining required licenses or other regulatory approvals could delay or prevent the opening of a new restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant. In particular, the Company's restaurants will be subject to state and local licensing and regulation with respect to the sale and service of alcoholic beverages and to state and federal environmental laws and regulations. The Company does not anticipate any undue hardship or expense in complying with such licensing and environmental requirements, laws and regulations.

       Pursuant to a Stock Purchase Agreement dated December 7, 1995 ("Stock Purchase Agreement") among Philip R. Connor, Jr. ("Connor"), Good Hope Developments S.A., Miyako Management Pacific Corp., Voleon Shipping Corporation, ICSOS S.A. (collectively, the "Buyers"), and the Company, on December 13, 1995 Connor sold to the Company 1,000,000 unregistered shares of the outstanding common stock, par value $.01 per share, of the Company ("Common Stock") for $170,166.90 cash, and sold to the Buyers an aggregate of 1,793,800 unregistered shares of Common Stock for $305,245.60 cash. The Company simultaneously cancelled the 1,000,000 shares of Common Stock purchased from Connor.

       On March 21, 1996, $500,000 aggregate principal amount of the Company's outstanding 8% convertible notes were converted, at the conversion price of $.50 per share, into 1,000,000 newly-issued unregistered shares of Common Stock. On May 10, 1996, the Company issued an additional $500,000 principal amount of its 8% convertible notes, entitling the holders to convert such notes into newly-issued shares of common stock of the Company at the stated conversion price of $.50 per share, subject to certain adjustments. Also effective May 10, 1996, holders of $1,645,000 aggregate principal amount of the Company's outstanding 8% convertible notes (including those issued on May 10, 1996) converted such notes into a total of 3,290,000 newly-issued unregistered shares of Common Stock at the stated conversion price of $.50 per share.

       Under the terms of an agreement dated as of April 14, 1996 between the Company and Worrell Enterprises, Inc., a Delaware corporation with its principal offices in Boca Raton, Florida ("Worrell"), Worrell is to provide the following services to the Company: (a) to the extent requested by the Company, financial and general advice and assistance; (b) suitable office space in Worrell's Boca Raton offices sufficient to accommodate the executive staff of the Company; and (c) the services of Edwin M. Freakley as Chairman of the Board of Directors and Chief Executive Officer of the Company, to which offices Mr. Freakley was appointed in March 1996. Under the agreement, Mr. Freakley's responsibilities include, among other things, the development of a growth strategy to increase the number of the Company's restaurant locations, the development of plans for modifications of the Company's capital structure, and identification of new sources of capital to fund the Company's future expansion programs. Mr. Freakley, who is also President of Worrell, will continue to provide services to Worrell during the term of the agreement, which is perpetual subject to the right of either party to terminate at any time upon 60 days prior written notice, and which terminates immediately upon the death or disability of

  Mr. Freakley. In consideration of the services to be provided by Worrell to the Company, the Company is to pay Worrell a fee in the amount of $10,000 per month and grant Worrell non-qualified stock options to purchase 100,000 shares of Common Stock during April of each year while the agreement is in effect, beginning April 1996, at prices equal to the fair market value of the Common Stock on the respective grant dates. The options are required to be exercised within six years after the respective grant dates and each annual option vests (i.e., becomes exercisable) on the first anniversary of its grant date. The option rights are subject to customary anti-dilution provisions. In addition to the above consideration, the Company is also required to reimburse Worrell for all business expenses reasonably incurred.

  ITEM 2. PROPERTIES.
  ------------------

       The Company leases space for its office and restaurants and makes leasehold improvements on the restaurant. The Company leases 4,784 square feet for its executive offices in Fort Lauderdale, Florida for yearly rental of $73,438. The restaurant lease in Fort Lauderdale covers 6,400 square feet, initial leasehold improvements are valued at $394,000 and the annual rental is $140,000 plus 5% of annual gross sales in excess of $2,800,000. The lease term expires July 31, 2001. The restaurant lease in Coral Springs, Florida covers 6,500 square feet, initial leasehold improvements are valued at $656,700 and the annual rental is $104,640. The initial term expires December 12, 2002 and the Company has one 10-year option to extend the lease. The Company's restaurant lease in Orlando covers 6,500 square feet. The Company owns the building subject to a ground lease and the initial leasehold improvements are valued at $1,244,250. The annual rental under the ground lease is $150,000 plus 4.5% of annual gross sales in excess of $3,300,000.
  The initial term of the ground lease expires August 18, 2022 and the Company has one five-year option to extend the lease. The lease in Pembroke Pines, Florida covers 4,800 square feet, initial leasehold improvements are valued at $300,363, and the initial base annual rental in $62,524. The initial term expires June 25, 2003, and the Company has two 10-year options to extend the lease. The Merrit Island lease covers 9,000 square feet, the initial term of the ground lease is for five years expiring on May 31, 2001, and the Company has options to extend the lease for three additional five-year terms. Initial leasehold improvements are valued at $220,000 and the initial rental is $69,000 plus 4.5% of annual gross sales in excess of $2,000,000.

                                   PART II/2/



  ITEM 7. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
  ----------------------------------------------------------------

       The Company's common stock is quoted on the NASDAQ SmallCap Market under the trading symbol "AUST." The following table indicates the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal periods ended March 31, 1996 and March 31, 1995 as such quotes were supplied by the NASDAQ SmallCap Market to the National Quotation Bureau, Inc. and reported to the Company by the National


  --------------
  /2/ Items 7 through 12 of this Part II correspond to Items 1 through 6, respectively, of Alternative Part II of Form 10-KSB.

  Quotation Bureau, Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                               Common Stock Bid Prices
Fiscal Year/1/            Quarter Ending              High    Low
- ----------------        ------------------            -----  -----

  1994-1995             June 30, 1994                 $6.00  $4.25
                        September 30, 1994             4.50   2.00
                        December 31, 1994              2.88   1.50
                        March 31, 1995                 1.75   0.75

  1995-1996             June 30, 1995                 $1.25   0.50
                        September 30, 1995             1.13   1.00
                        December 31, 1995              1.13   0.63
                        March 31, 1996                 1.13   0.75

- --------
 /1/  The Company's fiscal year ends March 31 of each year.



       The above prices represent inter-dealer quotations, without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. Because of the limited trading activity in the Company's common stock during the period indicated, the prices may not be representative of the prices at which the shares would have been traded if there had been a more active trading market in the shares.

       As of July 10, 1996, there were approximately 550 holders of record of Common Stock. On July 10, 1996, the closing bid and asked prices for the Company's common stock were $.50 and $.63, respectively.

       By letter dated March 21, 1996, The Nasdaq Stock Market, Inc. advised the Company that effective the close of business on March 28, 1996, the Common Stock would be delisted from the Nasdaq SmallCap Market as the result of the Company's failure to meet certain minimum bid price or alternate capital and surplus requirements. The Company subsequently requested certain exceptions to such requirements. Following an April 30, 1996 hearing on the Company's request, on May 2, 1996 the Company was advised that its request for exceptions had been granted. As a result, the Common Stock traded under the symbol "AUSTC" from May 3, 1996 until May 15, 1996, at which time the Company was found by The Nasdaq Stock Market, Inc. to again be in compliance with all requirements for continued listing on the Nasdaq SmallCap Market and, effective May 17, 1996, the Company's stock resumed trading under the symbol "AUST."

  ITEM 8. LEGAL PROCEEDINGS.
  -------------------------

       None.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  -----------------------------------------------------------------------
  FINANCIAL DISCLOSURE.
  --------------------

       None.

  ITEM 10. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ------------------------------------------------------------

       The Company held its 1995 annual meeting of shareholders (the "1995 Annual Meeting") on October 18, 1995. Proxies for the 1995 Annual Meeting were solicited by the Company's management pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for election of directors as listed in the Company's September 15, Proxy Statement delivered in connection with the 1995 Annual Meeting, and all of such nominees were elected. At the Annual Meeting, James
  C. Sargent, Larry E. Graybill, Elie Sopas and Panayiotis C. Kontos were elected to serve as directors of the Company until the next annual meeting. The shareholders also approved the adoption of the Company's 1995 Employee Incentive Plan, and ratified the appointment of Coopers & Lybrand, as independent auditors of the Company for the March 31, 1996 fiscal year. The number of votes cast for, against or withheld, as well as the number of abstentions (including broker non-votes), as to each of such matters was as follows:

                                  VOTES     VOTES      VOTES       VOTES
                                   FOR     AGAINST   WITHHELD   ABSTAINING
                                ---------  -------   --------   ----------
Larry E. Graybill               5,579,248     N/A     5,200         N/A

Panayiotis C. Kontos            5,579,248     N/A     5,200         N/A

James C. Sargent                5,579,248     N/A     5,200         N/A

Elie Sopas                      5,579,248     N/A     5,200         N/A

Adoption of 1995 Employee
 Incentive Stock Option Plan    4,641,429   163,846     N/A       286,050

Ratification of Appointment
 of Coopers & Lybrand           5,583,148       800     N/A           500



  ITEM 12. REPORTS ON FORM 8-K.
  ----------------------------

       Austin's International, Inc. Current Report on Form 8-K dated December 13, 1995 and filed with the Securities and Exchange Commission on January 3, 1996, with respect to the purchase by the Company and certain other persons of a total of 2,793,800 shares of Common Stock from Philip R. Connor, Jr.

                                    PART F/S

                                                                Page No.
                                                                --------
Report of Independent Accountants.........................         F-1

Financial Statements:
Consolidated Balance Sheet - As of
March 31, 1995 and March 31, 1996.........................         F-2

Consolidated Statements of Operations -
For the Fiscal Years Ended
March 31, 1995 and March 31, 1996.........................         F-3

Consolidated Statements of Changes in
Shareholder's Equity - For the
Fiscal Years Ended March 31, 1995
and March 31, 1996.......................................          F-4

Consolidated Statements of Cash Flows -
For the Fiscal Years Ended
March 31, 1995 and March 31, 1996........................          F-5

Notes to Consolidated Financial Statements...............      F-6 - F-13

                                  PART III/3/



  ITEM 13. INDEX TO EXHIBITS.
  --------------------------

       Exhibits included herein or incorporated by reference:


2 Certificate of Incorporation, as amended, and Bylaws, as amended, of Austin's International, Inc./1/

3         Instruments defining the rights of security holders:

3(a)      Specimen Stock Certificates/2/

10        Material Contracts:

10(a)     Employment Agreement with Philip R. Connor, Jr.
          dated March 4, 1993/1/

10(b)     Escrow Agreement dated June 29, 1992/1/

10(c)     Lease for Fort Lauderdale restaurant/2/

 /3/  Items 13 and 14 of this Part III correspond to Items 1 and 2 of Alternative
      Part III of Form 10-KSB.


 10(d)     Lease for Coral Springs restaurant/1/

 10(e)     Lease for Orlando restaurant/1/

 10(f)     Lease for Pembroke Pines Restaurant/3/

 10(j)     Austin's International, Inc. 1993 Employee Incentive
           Stock Option Plan and Stock Option Plan Agreement dated June 23, 1993/1/


 10(k)     Management Consulting Agreement and Escrow
           Agreement dated July 1, 1993, with MDC Group
           Inc./4/


 10(l)     Termination Agreement with MDC Group, Inc. dated
           June 24, 19945/5/

 10(m)     Agreement with Philip R. Connor, Jr./6/

 10(n)     Lease for corporate office/6/

 10(o) Stock Purchase Agreement dated December 7, 1995, among Philip R. Connor, Jr., Good Hope
           Developments S.A., Miyako Management Pacific
           Corp., Voleon Shipping Corporation, ICSOS S.A., and Austin's International, Inc./7/

 10(p)     Form of Two-Year 8% Convertible Note/8/

 10(q)     Form of Subscription Agreement for Two-Year 8%
           Convertible Note/8/

*10(r)     Agreement dated April 4, 1996 between Austin's
           International, Inc. and Worrell Enterprises, Inc.

*10(s)     Austin's International, Inc. 1995 Employee Incentive
           Stock Option Plan

*10(t)     Lease for Merrit Island restaurant

* 27(1)    Financial Data Schedule


99(a)     Austin's International, Inc. Consolidated Balance
          Sheet as of March 31, 1996 (unaudited), and Pro
          Forma Consolidated Balance Sheet as of March 31,
          1996/8/

* Filed as exhibits to this Report.

99(b) Austin's International, Inc. Consolidated Statements of Operations for the three months and twelve months ended March 31, 1996 (unaudited), and Pro Forma Consolidated Statements of Operations for the three months and twelve months ended March 31, 1996/8/

99(c)     Notes to Pro Forma Financial Statements/8/



- --------------
  /1/ Incorporated by reference from Registrant's Annual Report on Form 10-KSB for its fiscal year ending March 31, 1993.

  /2/ Incorporated by reference from Registrant's Registration Statement on Form S-18 (No. 33-47357-A).

  /3/ Incorporated by reference from Registrant's Annual Report on Form 10-KSB for its fiscal year ending March 31, 1994.

  /4/ Incorporated by reference from Registrant's Current Report on Form 8-K dated July 27, 1993.

  /5/ Incorporated by reference from Registrant's Annual Report on Form 10-KSB for its fiscal year ending March 31, 1994.

  /6/ Incorporated by reference from Registrant's Annual Report on Form 10-KSB for its fiscal year ending March 31,1995.

  /7/ Incorporated by reference from Registrant's Current Report on Form 8-K dated December 13,1995.

  /8/ Incorporated by reference from Registrant's Current Report on Form 8-K dated May 10, 1996.



ITEM 14. DESCRIPTION OF EXHIBITS.
- --------------------------------

       10(r) Agreement dated April 4, 1996 between Austin's International, Inc. and Worrell Enterprises, Inc.

       10(s) Austin's International, Inc. 1995 Employee Incentive Stock Option Plan

       10(t)    Lease for Merrit Island restaurant

       27(1)    Financial Data Schedule

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AUSTIN'S INTERNATIONAL, INC.


                                      By: /s/ Edwin M. Freakley
                                         ------------------------------
                                           Edwin M. Freakley
                                           Chief Executive Officer
                                           July 12, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Edwin M. Freakley
- --------------------- Chairman, Chief Executive Officer        July 12, 1996
 Edwin M. Freakley    and Director


/s/ Elie Sopas        President, Chief Operating Officer,      June 28, 1996
- --------------------- Secretary and Director
Elie Sopas


/s/ Larry E. Graybill Senior Vice President, Treasurer         June 28, 1996
- --------------------- (Chief Financial Officer) and Director
Larry E. Graybill


/s/ Panayiotis Kontos Director                                  July 1, 1996
- ---------------------
Panayiotis Kontos

                      Director                                  ______, 1996
- --------------------
James C. Sargent

                          AUSTIN'S INTERNATIONAL, INC.
                            Ft. Lauderdale, Florida
                       CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

TABLE OF CONTENTS


                                                         Pages

Report of Independent Accountants                         F-1


Consolidated Financial Statements:

     Balance Sheets                                       F-2
     Statements of  Operations                            F-3
     Statements of Changes in Shareholders' Equity        F-4
     Statements of Cash Flows                             F-5


     Notes to Consolidated Financial Statements         F-6-F-13












REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
of Austin's International, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Austin's International, Inc. and Subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Austin's International, Inc. and Subsidiary as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand LLP


Fort Lauderdale, Florida
May 29, 1996

AUSTIN'S INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS



                                                      March 31,
                                         ----------------------------------
                                              1996                 1995
                                         ------------          ------------
Current assets:
     Cash and cash equivalents           $    446,497           $   497,986
     Accounts receivable                       66,653                35,564
     Inventories                              137,789               130,113
     Other current assets                     135,457               204,486
                                         ------------           -----------
         Total current assets                 786,396               868,149
                                         ------------           -----------

Property, equipment and
 leasehold improvements:
     Leasehold improvements                 2,867,874              2,832,425
     Restaurant equipment                   1,047,447                957,066
     Other equipment                          112,162                112,005
                                         ------------            -----------
                                            4,027,483              3,901,496

Less:  accumulated depreciation and
 amortization                              (1,111,175)              (749,999)
                                         ------------            -----------
                                            2,916,308              3,151,497
                                         ------------            -----------

Security deposits and other assets             49,061                 37,030
                                         ------------            -----------

         Total assets                    $  3,751,765           $ 4,056,676
                                         ============           ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                    $    356,598            $   272,758
     Notes payable - current portion                0                 70,000
     Accrued expenses                         204,168                215,913
                                         ------------            -----------
         Total current liabilities            560,766                558,671
                                         ------------            -----------

Notes payable                               2,013,000              1,600,000
Other liabilities                             137,409                130,999
                                         ------------            -----------
         Total liabilities                  2,711,175              2,289,670
                                         ------------            -----------

Commitments and contingencies (Notes 4
 and 9)

Shareholders' equity:
     Common stock, $.01 par value;
       50,000,000 shares authorized;
       6,713,550 and 6,713,550 shares
       issued and outstanding,
       respectively                            67,135                 67,135
     Additional paid-in capital             6,859,453              6,529,620
     Accumulated deficit                   (5,885,995)            (4,829,749)
                                         ------------            -----------
         Total shareholders' equity         1,040,590              1,767,006
                                         ------------            -----------
         Total liabilities and
           shareholders' equity          $  3,751,765            $ 4,056,676
                                         ============            ===========

The accompanying notes are an integral part of these financial statements.

AUSTIN'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended March 31,
                                                        -------------------------------------
                                                           1996                      1995
                                                        -----------               -----------
Revenues:
   Net sales                                            $ 7,447,591               $ 6,144,096
   Other revenues                                             8,397                       545
   Interest                                                   9,059                    17,692
                                                        -----------               -----------

                                                          7,465,047                 6,162,333
                                                        -----------               -----------
Costs and expenses:
   Food and beverage                                      2,829,786                 2,222,103
   Payroll and related                                    2,450,539                 2,547,600
   Other restaurant operating                             2,227,134                 2,010,690
   General and administrative                               496,645                   555,853
   Depreciation and amortization                            361,176                   634,561
   Interest                                                 156,016                   107,473
                                                        -----------               -----------
                                                          8,521,296                 8,078,280
                                                        -----------               -----------
Net loss                                                $(1,056,249)              $(1,915,947)
                                                        ===========               ===========
Net loss per share                                      $     (0.16)              $     (0.29)
                                                        ===========               ===========
Weighted average common shares outstanding              $ 6,458,765               $ 6,634,490
                                                        ===========               ===========

The accompanying notes are an integral part of these financial statements.

AUSTIN'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended March 31, 1996 and 1995

                                                      Additional
                                              Par       Paid-in           Accumulated         Shareholder
                               Shares        Value      Capital             Deficit             Equity
                             ----------    --------    ----------         -----------         -----------
Balance, March 31, 1994       6,492,000    $ 64,920    $6,305,285         $(2,913,802)        $ 3,456,403

Exercise of options             221,550       2,215       219,335                   0             221,550

Issuance of warrants                  0           0         5,000                   0               5,000

Net loss                              0           0             0          (1,915,947)         (1,915,947)
                             ----------    --------    ----------         -----------         -----------

Balance, March 31, 1995       6,713,550      67,135     6,529,620          (4,829,749)          1,767,006

Retirement of stock          (1,000,000)    (10,000)     (160,167)                  0            (170,167)

Conversion of debt            1,000,000      10,000       490,000                   0             500,000

Net loss                              0           0             0          (1,056,249)         (1,056,249)
                             ----------    --------    ----------         -----------         -----------

Balance, March 31, 1996       6,713,550    $ 67,135    $6,859,453         $(5,885,998)        $ 1,040,590
                             ==========    ========    ==========         ===========         ===========


The accompanying notes are an integral part of these financial statements.

AUSTIN'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Year Ended March 31,
                                                ----------------------------
                                                   1996             1995
                                                ----------         ---------

Cash flows from operating activities:
     Net loss                                  $ (1,056,249)    $ (1,915,947)
     Adjustments to reconcile net loss to
       net cash used in operating
       activities:
       Write-off of pre-opening costs                     0           23,009
       Amortization of pre-opening cost                   0          273,713
       Depreciation and amortization of
         property, equipment and leasehold
         improvements                               361,176          360,848
       Changes in operating assets and
         liabilities:
         Accounts receivable                        (31,089)          (4,104)
         Inventories                                 (7,676)          (2,414)
         Other current assets                        69,029         (102,372)
         Security deposits and other assets         (12,031)          16,891
         Accounts payable and accrued expenses       72,095            9,343
         Other non-current liabilities                6,410           57,036
                                                -----------      -----------
     Net cash used in operating activities         (598,335)      (1,283,997)

Cash flows from investing activities:
     Expenditures for property, equipment
       and leasehold improvements                  (125,987)        (290,678)
     Proceeds from sales of marketable
       securities                                         0          131,679
                                                -----------      -----------
     Net cash used in investing activities         (125,987)        (158,999)
                                                -----------      -----------

Cash flows from financing activities:
     Proceeds from sale of warrants                       0            5,000
     Proceeds from exercise of stock options              0          221,550
     Proceeds from issuance of notes payable        843,000        1,070,000
     Repayments of notes payable                          0         (300,000)
     Payments to retire common stock               (170,167)               0
                                                -----------      -----------

     Net cash provided by financing activities      672,833          996,550
                                                -----------      -----------

Net decrease in cash and cash equivalents           (51,489)        (446,446)


Cash and cash equivalents  at beginning of year     497,986          944,432
                                                -----------      -----------

Cash and cash equivalents at end of year         $  446,497      $   497,986
                                                ===========      ===========

Supplemental disclosures of cash
  flow information:

Cash paid during the year for interest           $  156,109      $    86,794
                                                ===========      ===========

Other noncash activities:
     During 1995, the Company exchanged 600,000 of 11% convertible debt for 8% convertible debt.

     During 1996, noteholders converted $500,000 of convertible debt to 1,000,000 shares of common stock.



The accompanying notes are an integral part of these financial statements.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS:

   Austin's International, Inc. (the "Company") commenced operations on April 11, 1991. The Company owns and operates Austin's restaurants and plans future development of Com pany-owned stores and joint ventures in the United States, and through joint ventures outside the United States. There were four restaurants open in the State of Florida as of March 31, 1996, all of which are company-owned.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   CONSOLIDATION POLICY

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

   CASH AND CASH EQUIVALENTS

   All highly liquid investments with a maturity of three months or less from the date of purchase are considered cash equivalents.

   INVENTORIES

   Inventories, which consist of food, beverages and supplies, are stated at the lower of cost (first-in, first-out method) or market.

   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Property, equipment and leasehold improvements are stated at cost.
   Additions, major renewals and betterments are capitalized, while normal repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lease terms or useful lives of the assets, whichever is shorter. When items are sold or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are recognized.

   PRE-OPENING COSTS

   Costs incurred, prior to, and in connection with, the opening of certain restaurant locations, consisting mainly of rent payments, payroll costs and other pre-opening charges, are deferred and amortized on a straight-line basis over twelve months from the date of opening. When pre-opening costs are fully amortized, the related costs and accumulated amortization are removed from the accounts.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   PRE-OPENING COSTS, CONTINUED

   Deferred costs related to projected sites subsequently determined to be unsatisfactory, and general site selection costs which cannot be identified with a specific restaurant, are charged to operations.

   INCOME TAXES

   The Company utilizes the liability method of accounting for deferred income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers.

   LOSS PER COMMON SHARE

   Loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The shares issuable upon the exercise of warrants or vested stock options have been excluded from the computation since the effect of their inclusion would be anti-dilutive. Shares issuable upon conversion of the 8% convertible debt are considered potentially dilutive securities. They have not been considered in the computation of loss per common share as the effect would be anti-dilutive.

   ADVERTISING AND PROMOTION EXPENSES

   Production costs of future media advertising are deferred until the first time the advertising takes place. Other advertising and promotion costs are expensed as incurred.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   NEW ACCOUNTING PRONOUNCEMENTS

   For the year ended March 31, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," which requires disclosure of fair value information relating to financial instruments, whether or not recognized in the balance sheet. In the opinion of management, the fair values of the Company's financial instruments approximate their respective carrying values.

   For the year ended March 31, 1996, the Company also adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which in general, requires that such impaired assets be written down to a reduced carrying value. In the opinion of management, no long-lived assets have impaired values. Accordingly, this standard did not impact the Company's financial statements.

   SFAS No. 123, "Accounting for Stock-Based Compensation", must be implemented by the Company in fiscal 1997. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not been determined.

   RECLASSIFICATIONS

   Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

3. NOTES PAYABLE:

   As of March 31, 1995, the Company's balance of one year 8% unsecured convertible debt was $1,670,000. During fiscal 1995, no debt was converted into common stock. The number of shares reserved for issuance of common stock upon conversion of the convertible debt equaled the number of shares that could have been converted (1,776,595 shares). The convertible debt does not contain any restrictive covenants.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3. NOTES PAYABLE, CONTINUED:

   During 1996, the Company issued an additional $843,000 in two year 8% convertible notes payable and exchanged $600,000 of one year 8% convertible debt for two year debt. As of March 31, 1996, the Company's balance of 8% two year unsecured convertible debt was $2,013,000 and matures between
   October 10, 1997 and February 26, 1998.   All of the convertible notes can be
   converted into unregistered common shares at a conversion price of the greater of $.50 or 50% of the average bid and asked price of the Company's common stock as quoted by NASDAQ.

   During fiscal year 1996, $500,000 of notes payable were converted into 1,000,000 shares of common stock. The number of shares reserved for issuance of common stock upon conversion of the convertible debt equals the number of shares that may be converted. $1,145,000 of the balance of notes payable at March 31, 1996, are held by related parties.

4. COMMITMENTS AND CONTINGENCIES:

   The Company has entered into noncancelable operating lease agreements involving land, buildings and equipment relating to its administrative offices and restaurants. Certain leases include scheduled base rent increases over the terms of the leases. The total amount of the base rent payments is being charged to expense on a straight-line basis over the terms of the respective leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the leases. Certain leases also provide for contingency rentals based upon a percentage of sales above specified levels. The following summarizes the approximate future minimum lease commitments under these operating leases:

    Years ending March 31,
          1997                                    $  540,665
          1998                                       548,957
          1999                                       556,893
          2000                                       503,224
          2001                                       491,581
          Thereafter                               3,852,893
                                                  ----------
                                                  $6,494,213
                                                  ==========



   Rent expense was approximately $667,000 and $621,000 for the years ended March 31, 1996 and 1995, respectively.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


5. INCOME TAXES:

   A provision for income taxes was not required for the years ended March 31, 1996 and March 31, 1995 due to operating losses.

   The significant components of the net deferred tax asset as of March 31, 1996 and 1995 were as follows:

                                                March 31,     March 31,
                                                  1996          1995
       Deferred tax assets:
          Prepaid and other assets             $   60,000     $        0
          Net operating loss carryforwards      2,482,000      1,968,000
                                               ----------     ----------

                                                2,542,000      1,968,000

          Valuation allowance                  (2,422,000)    (1,858,000)
                                               ----------     ----------

            Deferred tax asset                    120,000        110,000

       Deferred tax liability:
          Depreciation and amortization          (120,000)      (110,000)
                                               ----------     ----------

            Net deferred tax liability         $        0     $        0
                                               ==========     ==========

   The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $2,422,000 at March 31, 1996. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized.

   The reconciliation between the statutory provision (benefit) for income taxes and the actual provision is as follows:

                                                March 31,     March 31,
                                                  1996          1995

       Income tax benefit computed at federal
          statutory rate (35%)                 $  (369,000)  $  (670,000)

       State tax net of federal benefit            (38,300)      (66,000)
       Net increase in valuation allowance         564,000       671,200
       Other, net                                 (156,700)       64,800
                                               -----------   -----------

           Income tax provision                $         0   $         0
                                               ===========   ===========

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5. INCOME TAXES, CONTINUED:
   The change in valuation allowance from 1995 to 1996 is primarily due to the increase in the net operating losses for federal and state income tax purposes.

   As of March 31, 1996, the Company had a net operating loss carryforward of approximately $6,200,000. This loss carryforward begins to expire in 2007.

6. COMMON STOCK:

   The Company has sold warrants to purchase up to 95,000 shares of common stock
   at an exercise price of $5.64 per share.   The warrants expire on August 5,
   1997.  As of March 31, 1996, no warrants had been exercised.

   In connection with two private placements, the Company issued 1,700,000 of shares of common stock with one detachable warrant for every ten shares of common stock. The warrants, which entitled the holders to purchase one share of common stock at a price of $5.00, expired on January 2, 1996. 100,000 warrants issued in 1992 for financial and other services rendered also expired on January 2, 1996.

   During 1996, the Company purchased and subsequently retired 1,000,000 shares of common stock from the former president. The purchase was effected with a cash payment of $170,167.

7. STOCK OPTION PLANS:

   The Company had previously instituted an employee stock option plan, as amended on June 23, 1993, which provided for the granting of options to purchase the Company's common stock to officers and other employees of the Company. In June 1996, the Plan was terminated and all options were canceled, and a new plan, Austin's Employee Institute Stock Option Plan, was adopted.

 AUSTIN'S INTERNATIONAL, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 7.  STOCK OPTION PLANS, CONTINUED:
                                      Austin's Employee Incentive
                                           Option Plan (1993)                          Non-Plan Options
                                    ---------------------------------          ----------------------------------
                                    Shares Under        Option Price             Shares Under      Option Price
                                       Option             Per Share                Option            Per Share
                                    ---------------     -------------           --------------     --------------
     Outstanding March 31, 1994             978,400     $1.00 - $4.50                  878,500      $1.00 - $7.00

       Granted                              405,100            $ 1.19                   60,000             $ 1.19
       Exercised                           (109,000)           $ 1.00                 (112,500)            $ 1.00
       Canceled or expired                 (430,700)    $1.00 - $4.50                 (500,000)     $1.00 - $4.50
                                    ---------------     -------------            -------------      -------------

     Outstanding March 31, 1995             843,800     $1.00 - $4.50                  326,000      $1.00 - $4.50
                                    ---------------     -------------            -------------      -------------

       Granted                                    0                $0                        0                 $0
       Exercised                                  0                $0                        0                 $0
       Canceled or expired                 (843,800)    $1.00 - $4.50                 (326,000)     $1.00 - $4.50
                                    ---------------     -------------            -------------      -------------

     Outstanding March 31, 1996                   0                $0                        0                 $0
                                    ===============     =============            =============      =============


   The Company has instituted a new employee stock option plan, Austin's Employee Incentive Stock Option Plan (the "Plan"), as adopted June 2, 1995. The Plan provides for the granting of options to purchase the Company's common stock to officers and other employees of the Company. The Plan, which is administered by the Company's Board of Directors, permits the granting of incentive stock options at an exercise price per share not less than the fair market value per share of the Company's common stock on the date the option is granted. The options, which expire six years from the date of grant, become exercisable at the rate of twenty percent of the stock of each grant per year. A maximum of 700,000 shares may be issued under the Plan during the first consecutive twelve month period and 350,000 shares may be issued during any subsequent consecutive twelve month period. Any options which are authorized in a period, but not granted, may be granted in any subsequent period in addition to the options authorized during that period. Options granted vest at the rate of 20% per year, the first 20% of which vests on the grant date. The Board of Directors may, however, designate different vesting periods. The options are nontransferable and are canceled upon termination of employment. In the event that an employee is terminated or resigns, to the extent that the options have vested prior to termination of employment, such options may be exercised within thirty days of termination or resignation of employment. In addition to the Plan, the Board of Directors has also granted options to certain other individuals who are not employees.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. STOCK OPTION PLANS, CONTINUED:

                                AUSTIN'S EMPLOYEE INCENTIVE
                                    OPTION PLAN (1995)                   NON-PLAN OPTIONS
                                SHARES UNDER    OPTION PRICE         SHARES UNDER    OPTION PRICE
                                   OPTION         PER SHARE             OPTION         PER SHARE
                                ------------    ------------        ------------     ------------

   Granted                           547,200        $.88                 127,500         $.88
   Exercised                               0        $  0                       0         $  0
   Canceled or expired               (17,000)       $.88                       0         $  0
                                ------------    ------------        ------------     ------------

   Outstanding March 31, 1996        530,200        $.88                 127,500         $.88
                                ============    ============        ============     ============


   At March 31, 1996, 233,330 shares were exercisable under the Plan.

8. TERMINATION AGREEMENTS:

   During fiscal 1995, the Company entered into a termination agreement with its former president. According to the terms of the agreement, 500,000 options at an exercise price of $4.50 and 100,000 warrants at an exercise price of $5.00 were canceled.

   In September 1994, the former president sold 500,000 of his restricted shares to existing investors and placed 1,750,000 shares into a voting trust for two years. In addition, his salary of $10,000 a month was paid through April 1995. Upon the former president's termination, his 338,000 unexercised options were canceled.

   During 1996, a stock purchase agreement was entered into with the former president. Pursuant to the agreement, 1,000,000 of his shares were purchased by the Company and retired. The remaining shares were purchased by existing shareholders.

9. SUBSEQUENT EVENTS:

   On April 4, 1996, the Company entered into an employment and consulting agreement with an unrelated party. Other services provided in the agreement include office space and legal services. According to the terms of the agreement, the Company will pay the party $120,000 and grant 100,000 options annually.

   On May 10, 1996, the Company issued $500,000 of its two year 8% convertible debt at a conversion price per share of $.50. Additionally, $1,645,000 of convertible notes payable were converted to 3,290,000 shares of common stock at the stated conversion price of $.50.

   On June, 1, 1996, the Company opened a restaurant in Merritt Island, Florida. In connection with this restaurant, the Company entered into a noncancelable operating lease agreement for an initial term of five years with additional renewal options.