Form 10KSB/A
period 1996-03-31
AUSTINS INTERNATIONAL INC
filed 1996-07-29
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-KSB/A

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

    The Issuer's revenues for its most recent fiscal year: $7,447,591

    On July 10, 1996 the bid and asked prices of the Issuer's common stock were $.50 and $.63, respectively, according to NASDAQ SmallCap Market quotations furnished by the National Quotation Bureau, Inc. The aggregate market value of voting stock of the Issuer held by non-affiliates based on the average of the bid and ask prices on July 10, 1996 was $2,789,595.

    As of July 10, 1996, 10,003,550 shares of common stock were outstanding.

    Transitional Small Business Disclosure Format (check one): [X] Yes  [ ] No

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information contained in Items 3 through 6 of Part I, and Item 11 of
Part III of this amendment is incorporated by reference in the Issuer's previously filed Form 10-KSB Annual Report to which this amendment relates.

        ITEM 3. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.
        ---------------------------------------------------------------

       Set forth below is certain information relative to directors and executive officers of the Company:

                                                                      Director
       Name                    Position                         Age    Since
       ----                    --------                         ---    -----

       Edwin M. Freakley       Chairman, Chief Executive         52   03/11/96
                               Officer and Director

       Larry E. Graybill       Senior Vice President,            53   10/21/91
                               Treasurer (Chief Financial
                               Officer) and Director

       Panayiotis C. Kontos    Director                          34   09/19/94

       James C. Sargent        Director                          80   03/04/92

       Elie Sopas              President, Chief Operating        42   01/12/95
                               Officer, Secretary and Director

       Directors serve for a term of one year and are elected by the Company's shareholders. Officers are appointed by and hold office at the will of the Board of Directors.

       EDWIN M. FREAKLEY has been President and Chief Executive Officer of Worrell Enterprises, Inc. ("Worrell"), a private management company, since 1990. Mr. Freakley also serves as a director of La-Man Corporation ("La-Man"), a Nevada corporation with its principal place of business in Longwood, Florida. La-Man is a publicly traded company whose common stock is quoted on Nasdaq under the trading symbol "LAMN." Mr. Freakley serves as Chief Executive Officer and Chairman of the Board of Directors pursuant to an agreement between Worrell and the Company dated April 4, 1996. See "Item 6. Interest of Management and Others in Certain Transactions."

       LARRY E. GRAYBILL was the acting President and Chief Executive Officer of the Company from September 1994 until March 1996. He has been the Treasurer of the Company since 1990 and a Director since 1991. From 1991 to 1994, Mr. Graybill was Vice President and Chief Financial Officer of the Company. From 1988 to 1990, he was employed as Controller for Outrigger Lodging Services of Los Angeles, California, and was based at their property in Boca Raton, Florida. Prior to that time, Mr. Graybill was in the banking industry, where, among other things, he was President of First Family Savings & Loan, in Arkansas, for four years. Mr. Graybill is currently a member of the Company's Executive Committee.

       PANAYIOTIS C. KONTOS has been a Director of the Company since September 1994. From 1993 to the present, he has been an independent financial and investment advisor. From 1991 to 1993, he was an Executive Officer with Barclay's Bank, Shipping Division in Piraeus, Greece. From 1987 to 1991, he was an Executive Officer with Citicorp in their Investment Banking and

  Shipping Finance Group in New York, Athens and London. Mr. Kontos has a BS in Economics and an MBA in Finance from New York University's Stern School of Business. Mr. Kontos is currently a member of the Company's Executive, Compensation and Audit Committees.

       JAMES C. SARGENT has been a Director of the Company since 1992, and served as Chairman of the Board from October 1994 until March 1996. Mr. Sargent has practiced law in New York since 1940. From 1964 to 1994, he was a partner in the New York law firm of Whitman and Ransom. From 1994 to the present, he has been affiliated with the New York law firm of Opton, Handler, Gottlieb, Feiler & Katz. Mr. Sargent was also a Regional Administrator and later, a Commissioner, of the Securities & Exchange Commission, in Washington, D.C. Mr. Sargent is currently a member of the Company's Compensation and Audit Committees.

       ELIE SOPAS has been the Chief Operating Officer of the Company since he joined the Company in October 1994. He has been a Director and Secretary of the Company since January 1995 and a member of the Executive Committee since October 1995. Mr. Sopas was a Partner and Chief Executive Officer of Marshal's Restaurant, an American Steak House, in George, South Africa, from 1993 to 1994. From 1990 to 1993, he owned and successfully operated four restaurants and two coffee shops in the Southern Cape of South Africa. In 1992, Mr. Sopas was Chairman of the Hospitality Industry in the Southern Region of South Africa.

  ITEM 4. REMUNERATION OF DIRECTORS AND OFFICERS.
  ----------------------------------------------

       The following table indicates the aggregate annual remuneration paid during the Company's fiscal year ending March 31, 1996 to Larry E. Graybill and Elie Sopas, the only officers of the Company who were paid remuneration during such period, and to all officers and directors as a group. Directors receive no remuneration for serving as such.

                               Capacities in which
   Name of individual            remuneration was           Aggregate
   or identity of group              received              remuneration
   --------------------  --------------------------------  ------------
   Larry E. Graybill     Senior Vice President,
                         Treasurer (Chief Financial
                         Officer) and Director                 $ 66,728


   Elie Sopas            President, Chief Operating
                         Officer, Secretary and Director       $ 87,038

   All Officers and
   Directors as a group
   (5 persons)                                                 $153,766



  ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN  SECURITY HOLDERS
  ----------------------------------------------------------------------

       (a) The following table indicates, as of July 17, 1996, the number of shares and percentage of the Company's outstanding Common Stock held of record by (i) each owner of more than 10% of such stock; (ii) Messrs. Graybill and Sopas; and (iii) all officers and directors of the Company as a group. Unless otherwise stated, to the best of the Company's knowledge, each person has sole voting and investment power with respect to the shares listed .


                                             Shares of       Percentage
        Name and Address of Owner       Common Stock Owned   Ownership
        -------------------------       ------------------   -----------
        Miyako Management Pacific Corp.       2,472,859        24.7%
        c/o Libra Financiere SA
        Av De L'Avant-Poste 4
        1002 Lousanne, Switzerland

        Voleon Shipping Corporation           2,215,574        22.2%
        c/o Rex Shipping Corp.
        #2, Third September Street
        Athens 10432 Greece

        CEDE & Co.                            1,837,488        18.4%
        Box 20 Bowling Green Station
        New York, New York 10274

        Larry E. Graybill                         0             0.0%

        Elie Sopas                                0             0.0%

        All Officers and Directors
        as a group (5 persons)                    0             0.0%

       (b) Miyako Management Pacific Corp. ("Miyako") is the direct beneficial owner (and has the right to vote or direct the vote) of 2,758,124 shares (27.6%) of Common Stock, and Mr. John B. Goulandris is the indirect beneficial owner of such shares as a result of his ownership of the outstanding stock of Miyako. Mr. Goulandris' address is Akti Miaouli 85, Piraeus 18538 Greece. Voleon Shipping Corporation ("Voleon") is the direct beneficial owner of 2,654,574 shares (26.5%) of Common Stock, and Mr. Thrassivoulos Voyazides is the indirect beneficial owner of such shares as a result of his ownership of the outstanding stock of Voleon. Mr. Voyazides' address is c/o Rex Shipping Corp., #2 Third September Street, Athens 10432 Greece.

       Mr. Graybill has the right to vote or direct the vote of 6,900 shares of Common Stock held in street name by CEDE & Co.

       Pursuant to Rule 13d-5(b)(1) of the Securities and Exchange Commission, the foregoing persons may be deemed to be members of a "group" and thus deemed to be joint beneficial owners (and thus have the right to vote or direct the vote) of 5,412,698 shares (54.1%) of Common Stock. However, each of Miyako and Voleon has disclaimed beneficial ownership of the shares of Common Stock beneficially owned by the other. None of the foregoing direct and indirect beneficial owners holds any options, warrants or rights to purchase shares of Common Stock from the Company.

       (c) The following table indicates, as of July 17, 1996, options, warrants or rights to purchase Common Stock held by Messrs. Graybill and Sopas and all officers and directors of the Company as a group:

                          No. of Shares of
                          Common Stock         Exercise
                          Underlying Options,  Price      Expiration    Options
  Name of Holder          Warrants or Rights   Per Share     Date       Vested
  --------------          -------------------  ---------  ----------  ---------

  Larry E. Graybill           224,000/1,2/        $.875     06/02/01    91,200/3/

  Elie Sopas                  100,000/1,2/        $.875     06/02/01    20,000

  All Officers and
  Directors as a
  Group (5 persons):          451,500/2,4/        $.875     06/02/01   163,700

  ________________________

  1. Represents shares of Common Stock issuable upon exercise of options granted under the Austin's 1995 Employee Incentive Stock Option Plan (the "1995 Plan"), which was approved by the Company's Board of Directors on June 2, 1995 and by the Company's shareholders on October 18, 1995. Under the terms of the 1995 Plan, the Board of Directors or the committee responsible for administering the 1995 Plan (i.e., the Compensation Committee of the Company's Board of Directors) may grant stock options ("Options") to purchase up to 3,850,000 shares of Common Stock, of which up to 350,000 options may be issued in any consecutive twelve-month period (except the first plan year, during which options for up to 700,000 shares may be granted). The exercise price of the Options is determined by the Board or the Compensation Committee and must be at least 100% of the fair market value of the stock (110% in the case of a 10% beneficial owner) on the date of the grant of the Option. All Options must be granted by June 2, 2005 and must be exercised within six
       (6) years of the date the Options are granted (five (5) years for any 10% beneficial owner). 20% of the Options vest immediately on the grant date and 20% vest on the anniversary date of the grant over the next four years. Options that are not exercised within 30 days after such employment ends are terminated.

  2. On June 2, 1995, the Compensation Committee approved the exchange of all options outstanding under the Company's 1992 Employee Incentive Stock Option Plan and the Company's 1993 Employee Incentive Stock Option Plan (the "Prior Options") for new options under the 1995 Plan at the exercise price of $.875 per share. The exchange was effected by the cancellation of all Prior Options and the grant of new options under the 1995 Plan at the aforesaid exercise price; however, grantees were given vesting credit for previously vested Prior Options.

  3.   Includes 74,200 options credited for vested Prior Options.

  4. Includes 137,500 non-qualified stock options granted under the 1995 Plan to James C. Sargent and Panayiotis C. Kontos, non-employee Directors of the Company, of which 67,500 options were granted to Mr. Sargent in replacement of a like number of Prior Options. See Note 2 above.

  ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
  -----------------------------------------------------------------

       In April 1996 the Company entered into the agreement ("Worrell Agreement") with Worrell described in Item 1 of the Annual Report on Form 10-KSB to which this amendment relates. Under the terms of the Worrell Agreement, Worrell is to provide various services to the Company, including the services of Mr. Edwin M. Freakley as a Director, Chairman of the Board and Chief Executive Officer of the Company, to which offices Mr. Freakley was appointed by the Board of Directors in March 1996. Mr. Freakley, who is also President and Chief Executive Officer of Worrell, is permitted to continue to provide services to Worrell during the term of the Worrell Agreement. In consideration of the services by Worrell, the Company is obligated to pay Worrell a fee in the amount of $10,000 per month and, in April of each year while the agreement remains in effect, grant Worrell non-qualified stock options to purchase 100,000 shares of Common Stock, at exercise prices equal to the fair market value of the Common Stock on the respective grant dates. The options are required to be exercised within six years after the respective grant dates and each annual option vests on the first anniversary of its grant date. In addition, the Company is also required to reimburse Worrell for all expenses reasonably incurred. In accordance with the terms of the Worrell Agreement, on April 4, 1996, the Company granted Worrell options for 100,000 shares of Common Stock at the exercise price of $.875 per share, the fair market value of the Common Stock on the grant date. These options vest on April 4, 1997 and expire on April 4, 2002.

       On March 10, 1995, the Board of Directors of the Company granted stock options to certain of the Company's Employees under the Company's 1993 Employee Incentive Stock Option Plan ("1993 Plan"), exercisable at $1.19 per share, the fair market value of the Common Stock on the date of the grant, vesting 20% annually and expiring on March 10, 2001. On June 2, 1995, the Company cancelled all Prior Options granted under the 1993 Plan and all other outstanding options and, in exchange therefor, issued new options under the 1995 Plan, for which grantees of Prior Options were given credit for previously vested options. Mr. Larry E. Graybill received grants of 224,000 options under the 1995 Plan, at the exercise price of $.875 per share. Mr. Elie Sopas was also granted options for 100,000 shares of Common Stock at the same exercise price. Of Mr. Graybill's 224,000 options, 74,200 were deemed immediately vested as the result of the vesting credit afforded for Mr. Graybill's prior options.

       On March 10, 1995, the Board of Directors granted non-statutory stock options to purchase 30,000 shares of the Company's Common Stock to each of James C. Sargent and Panayiotis C. Kontos. These options had an exercise price of $1.19, the fair market value of the

  Common Stock on the date of grant, vested 20% annually, and had an expiration date of March 10, 2001. On June 2, 1995, the Board of Directors and the optionholders agreed to the cancellation and termination of the above non-statutory stock options. In exchange therefor, the Board of Directors then granted to each of Mr. Sargent and Mr. Kontos non-statutory stock options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $.875 per share with the same vesting schedule as the old options. On June 2, 1995, the Board of Directors and Mr. Sargent also agreed to the cancellation and termination of Prior Options for 67,500 shares of Common Stock granted to Mr. Sargent pursuant to the Company's 1992 and 1993 Employee Incentive Stock Option Plans. In exchange, the Board of Directors granted to Mr. Sargent non-statutory stock options to purchase 67,500 shares of Common Stock at the exercise price of $.875 per share, the fair market value of the Common Stock on the date of the grant. Such options terminate on June 2, 2001 and vest according to the following schedule:

                                           # Shares
               Date                         Vested
               ----                        --------

               June 2, 1995                  40,500
               June 2, 1996                  13,500
               June 2, 1997                   9,000
               June 2, 1998                   4,500
                                             ------
                                 TOTAL:      67,500
                                             ======

  ITEM 11. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
  ----------------------------------------------------------

       Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 15a-3(d) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") during the Company's fiscal year ended March 31, 1996 and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, set forth below is the identity of each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Common Stock ("Reporting Person") that failed to file on a timely basis, as disclosed in such Forms, reports required by Section 16(a) of the Exchange Act during such fiscal year or prior years and, for each such reporting person, the number of late reports, the number of transactions not reported on a timely basis, and any known failure to file a required Form 3, Form 4 or Form 5.

                                                               Transactions
                                                  Number of     Not Timely
       Name of Reporting Person                  Late Reports    Reported    Failure to File
       ------------------------                  ------------  ------------  ---------------

       Miyako Management Pacific Corp.                 1             1             None
       John B. Goulandris                              1             1             None
       Voleon Shipping Corporation                     1             1             None
       Thrassivoulos Voyazides                         1             1             None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AUSTIN'S INTERNATIONAL, INC.


                                    By:    /s/ Edwin M.  Freakley
                                        ---------------------------------
                                               Edwin M. Freakley
                                               Chief Executive Officer

                                               July 24, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edwin M. Freakley       Chairman, Chief Executive Officer        July 24, 1996
- --------------------------  and Director
Edwin M. Freakley

                            President, Chief Operating Officer,             , 1996
- --------------------------  Secretary and Director                   -------
Elie Sopas

/s/ Larry E. Graybill       Senior Vice President, Treasurer         July 23, 1996
- --------------------------  (Chief Financial Officer) and Director
Larry E. Graybill

/s/ Panayiotis Kontos        Director                                July 22, 1996
- --------------------------
Panayiotis Kontos
 /s/ James C. Sargent        Director                                July 23, 1996
- --------------------------
James C. Sargent
