Form 10QSB
period 1996-06-30
AUSTINS INTERNATIONAL INC
filed 1996-08-13
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
             For the quarter ended              June 30, 1996
                                        --------------------------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                     to
                                          ---------------------  --------------

              Commission File Number:                       0-20528
                                         --------------------------------------

                          AUSTIN'S INTERNATIONAL, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

       Delaware                                         65-0322000
       --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

    2400 E. Commercial Boulevard, Suite 800, Fort Lauderdale, Florida 33308
    -----------------------------------------------------------------------
                    (Address of Principal Executive Office)

                                 (954) 772-0980
                                 --------------
                          (Issuer's Telephone Number)

                                Not Applicable
    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    -------    --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No ______

                                 Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:

      Common Stock $.01  Par Value - 10,003,550 shares as of June 30, 1996
      --------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one) Yes  X  No ___
                                                                   ---

PART I:   FINANCIAL INFORMATION
- -------------------------------

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited financial statements and documents required by Item 310(b) of Regulation S-B are attached hereto as Exhibits "A - D":

          Consolidated Balance Sheet - As of
          June 30, 1996, and March 31, 1996                 Exhibit "A"

          Consolidated Statements of Changes
          in Shareholder's Equity - For the
          Period from March 31, 1996
          through June 30, 1996                             Exhibit "B"

          Consolidated Statements of Operations -
          For the three months ended
          June 30, 1996, and June 30, 1995                  Exhibit "C"

          Consolidated Statements of Cash Flows -
          For the three months ended
          June 30, 1996, and June 30, 1995                  Exhibit "D"

          Notes to Consolidated Financial Statements

                                                                  EXHIBIT "A"

                         AUSTIN'S INTERNATIONAL, INC.

                          Consolidated Balance Sheet
                              as of June 30, 1996
                               and June 30, 1995
                                  (Unaudited)


                                                              YEAR END
                                               06/30/96        3/31/96
*************************************************************************
                                              (UNAUDITED)     (AUDITED)
                   ASSETS
CURRENT ASSETS:
 CASH AND EQUIVALENTS                        $    367,197   $    446,497
 ACCOUNTS RECEIVABLE                         $     45,451   $     66,653
 INVENTORIES                                 $    162,540   $    137,789
 OTHER CURRENT ASSETS                        $    138,625   $    135,457
                                             ------------   ------------
  TOTAL CURRENT ASSETS                       $    713,813   $    786,396

PROPERTY AND EQUIP
 LEASEHOLD IMPROVEMENTS                      $  2,884,874   $  2,867,874
 RESTAURANT & EQUIP                          $  1,170,356   $  1,047,447
 OTHER EQUIPMENT                             $    120,586   $    112,162
                                             ------------   ------------
                                             $  4,175,816   $  4,027,483
 LESS ACCUM DEPR & AMORT                     $ (1,205,152)  $ (1,111,175)
                                             ------------   ------------
                                             $  2,970,664   $  2,916,308

SECURITY DEPOSITS                            $     37,764   $     49,061
PRE-OPEN COSTS - NET OF: ACCUM AMMORT
OF $8,806 FOR QTR END 6/96                   $     99,660
                                             ------------
  TOTAL ASSETS                               $  3,821,901   $  3,751,765

            LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                            $    269,173   $    356,598
 NOTES PAYABLE                               $          0   $          0
 ACCRUED EXPENSES                            $    140,932   $    204,168
                                             ------------   ------------
  TOTAL CURRENT LIABILITIES                       410,105        560,766


NOTES PAYABLE                                     868,000      2,013,000
OTHER NON-CURRENT LIABILITIES                     137,872        137,409
                                             ------------   ------------
  TOTAL LIABILITIES                          $  1,415,977   $  2,711,175

SHAREHOLDERS' EQUITY:
 COMMON STOCK, $.01 PAR, 50,000,000          $    100,035   $     67,135
 ADDITIONAL PAID-IN CAPITAL                  $  8,471,553   $  6,859,453
 ACCUMULATED DEFICIT                         $ (6,165,664)  $ (5,885,998)
                                             ------------   ------------
  TOTAL SHAREHOLDERS' EQUITY                    2,405,924      1,040,590
                                             ------------   ------------
  TOTAL LIABILITIES AND EQUITY               $  3,821,901   $  3,751,765


                                                                     EXHIBIT "B"


                          AUSTIN'S INTERNATIONAL, INC.

                       Consolidated Statement of Changes
                            in Shareholder's Equity
                              For the Period from
                      March 31, 1996 through June 30, 1996
                                  (Unaudited)

                                                                                 ADDITIONAL
                                                                                  PAID-IN
                                                                                ACCUMULATED  SHAREHOLDERS'
                                         SHARES     PAR VALUE     CAPITAL         DEFICIT       EQUITY
*********************************************************************************************************
BALANCE MARCH 31,1996 (AUDITED)        6,713,550    $ 67,135    $6,859,453    ($5,885,998)    $1,040,590

CONVERSION OF DEBT TO COMMON STOCK     3,290,000    $ 32,900    $1,612,100                    $1,645,000

NET LOSS                                                                        ($279,666)     ($279,666)
                                      ----------    --------    ----------    -----------     ----------

BALANCE JUNE 30, 1996 (UNAUDITED)     10,003,550    $100,035    $8,471,553    ($6,165,664)    $2,405,924
                                      ==========    ========    ==========    ===========     ==========

                 AUSTIN'S CONSOLIDATED STATEMENT OF OPERATIONS


                                                                       EXHIBIT C

                                            3 MO ENDED      3 MO ENDED
                                             06/30/96        06/30/95
*************************************************************************
                                            (UNAUDITED)     (UNAUDITED)
REVENUES:

   NET SALES                                 $1,904,096      $1,762,004

   OTHER REVENUES                                10,706             812

   INTEREST                                       2,811           2,860
                                             ----------      ----------
   TOTAL REVENUES                            $1,917,613      $1,765,676

COSTS AND EXPENSES:

   FOOD AND BEVERAGE COSTS                   $  700,026      $  661,990

   PAYROLL AND RELATED COSTS                    667,899         593,624

   OTHER RESTAURANT OPERATING EXP               543,353         535,898

   GENERAL AND ADMIN EXPENSES                   154,868         147,475

   DEPRECIATION AND AMORTIZATION                102,783          87,294

   INTEREST EXPENSE                              28,350          33,399

   TOTAL EXPENSES                            $2,197,279      $2,059,680
                                             ----------      ----------
     NET LOSS                                $ (279,666)     $ (294,004)

NET LOSS PER SHARE                              $(O.033)        $(O.044)

   WEIGHTED AVE SHARES OUTSTANDING            8,593,550       6,713,550


                 AUSTIN'S CONSOLIDATED STATEMENT OF CASH FLOW

                                                                     EXHIBIT D

                                                                                3 MO ENDED       3 MO ENDED
                                                                                 06/30/96         06/30/95
***************************************************************************************************************
                                                                                (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                             $(279,666)      $(294,004)
  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                                 102,783          87,294
    Changes in assets and liabilities:
      Accounts receivable                                                          21,202            (808)
      Inventories                                                                 (24,751)         (9,741)
      Other current assets                                                         10,356          12,775
      Security deposits and other assets                                           (4,301)           (275)
      Pre-opening costs                                                          (106,393)              0
      Accounts payable and accrued expenses                                      (150,661)        (89,657)
      Other non-current liabilities                                                   463          15,815
                                                                               ----------       ---------
  Net cash used by operating activities                                         $(430,968)      $(278,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                       $(148,332)      $ (31,697)
                                                                               ----------       ---------
  Net cash used by investing activities                                         $(148,332)      $ (31,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long Term Borrowings                                                          $ 500,000       $ 241,000
  Repayment of long-term borrowings
  Proceeds from sale of stock options & warrants                                        0               0
                                                                               ----------       ---------
  Net cash provided by financing activities                                     $ 500,000       $ 241,000
                                                                               ----------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $ (79,300)      $ (69,298)
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, BEGINNING OF PERIOD              $ 446,497       $ 497,986
                                                                               ----------       ---------
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, AT END OF PERIOD                 $ 367,197       $ 428,688
                                                                               ==========       =========

                          AUSTIN'S INTERNATIONAL, INC.

                         Notes to Financial Statements
                         -----------------------------

                                  (Unaudited)
                                  -----------



Note 1 - Financial Statements
- -----------------------------

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, and March 31, 1996, and the results of operations and the cash flows for the periods ending June 30, 1996, and June 30, 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 1996, and notes thereto contained in the Company's 1996 Form 10-KSB filed with the Securities and Exchange Commission on July 15, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of operating results to be expected for the full fiscal year.

Note 2 - Initial Public Offering
- --------------------------------

     In July, 1992, the Company completed its initial public offering of common stock. The offering consisted of the sale of 950,000 shares of the Company's common stock and provided net proceeds to the Company of $4,125,939. The Company utilized approximately $305,000 of the proceeds for the repayment of debt and used the remainder for expansion and working capital.

Note 3 - Restaurant Operations
- ------------------------------

     The Company currently operates five restaurants, one in Fort Lauderdale, Florida, which also functions as its training center, one in Coral Springs, Florida, one in Orlando, Florida, one in Pembroke Pines, Florida, and one in Merritt Island, Florida, about five miles from the Kennedy Space Center, opened June 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company has developed and owns and operates a chain of full-service restaurants specializing in Texas-style American cuisine. It currently offers a wide variety of appetizers, salads and award-winning babyback ribs, a Texas cowboy steak, and recent additions of Ostrich and Buffalo steaks. As a unique and special service, Austin's steaks can be "branded" at tableside for patrons. The company is currently engaged in an active and aggressive marketing campaign and is also planning to expand its business by establishing additional restaurants.

     In April, 1996, the Company hired Edwin M. Freakley as its Chairman and Chief Executive Officer. Mr. Freakley is C.E.O. of Worrell Enterprises, Inc., a management and investment company, and will continue in this position as well. Part of the charge to Mr. Freakley, by Austin's Board of Directors, is to increase market awareness of Austin's and to put together both a short and long-term business plan to include capitalization sources for expansion.

ADDITIONAL CAPITAL

     The Company, during the last quarter, raised $500,000 from a Private Offering utilizing a two-year convertible note paying 8% interest. The new notes, along with another $1,145,000 in existing convertible notes, were converted to 3,290,000 shares of unregistered common stock.


NET SALES

     Net sales for the three months ended June 30, 1996, were $1,904,096 as compared to $1,762,004 for the three months ended June 30, 1995, or an 8.1% increase. Improvement in sales is attributable to the contribution made by the new Merritt Island restaurant opened June 1, 1996.


FOOD AND BEVERAGE COSTS

     Food and beverage costs for the three months ended June 30, 1996, were $700,026 or 36.8% of sales as compared to $661,990, or 37.5% of sales for the period ending June 30, 1995.


PAYROLL AND RELATED COSTS

     Payroll and related costs for the three months ended June 30, 1996 were $667,899 or 35.1% of sales as compared to $593,624 or 33.7% of sales for the period ending June 30, 1995. Much of this increase was attributable to the intentional high staffing during the initial month of operation for the new restaurant.

OTHER RESTAURANT OPERATING EXPENSES


     Other restaurant operating expenses for the three months ended June 30, 1996 were $543,353 or 28.5% of sales as compared to $535,898 or 30.4% of sales for the period ending June 30, 1995. This decrease reflects the progress being achieved through management's cost reduction programs.



GENERAL AND ADMINISTRATIVE EXPENSES


     General and Administrative expenses for the three months ended June 30, 1996 were $154,868 or 8.1% of sales, as compared to $147,475 or 8.4% of sales for the period ending June 30, 1995.



NET PROFIT/LOSS


     The Company's net loss per share for the three months ended June 30, 1996 was 3.3 cents as compared to 4.4 cents per share for the three months ended June 30, 1995, or a 25% improvement, primarily due to the increase in shares outstanding as a result of the conversion of $1,645,000 in convertible debt to 3,290,000 shares of common stock on May 9, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  EXHIBITS.
              --------
              10(p)   Form of Two-Year 8% Convertible Note
                      Incorporated by reference from Registrant's Form 10-KSB filed with the Commission on July 15, 1996

              10(q) Form of Subscription Agreement for Two-Year 8% Convertible Note
                      Incorporated by reference from Registrant's Form 10 KSB filed with the Commission on July 15, 1996

              10(r) Agreement dated April 1, 1996 between Austin's International, Inc. and Worrell Enterprises, Inc. Incorporated by reference from Registrant's Form 10-KSB filed with the Commission on July 15, 1996

              10(s) Austin's International, Inc. 1995 Employee Incentive Stock Option Plan
                      Incorporated by reference from Registrant's Form 10-KSB filed with the Commission on July 15, 1996

              10(t)   Lease for Merritt Island restaurant
                      Incorporated by reference from Registrant's Form 10-KSB filed with the Commission on July 15, 1996

             *27(1)   Financial Data Schedule



             *Filed as exhibits to this Report.

   B.   REPORTS ON FORM 8-K.
        -------------------

   The Company filed an 8-K dated May 10, 1996 with the Commission in paper form on May 14, 1996 and electronically on May 21, 1996. The report covered the Company's issuance of $500,000 of convertible debt and the conversion of $1,645,000 of convertible debt into 3,290,000 shares of the Company's common stock.

   In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AUSTIN'S INTERNATIONAL, INC.



DATED:                                        /s/ Larry E. Graybill
                                              --------------------------------
August 10, 1996                               Larry E. Graybill, C.F.O.