Form 10QSB
period 1996-09-30
AUSTINS INTERNATIONAL INC
filed 1996-11-14
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1996
                                          ------------------


[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from              to
                                                   ------------    -----------

                         Commission File Number:     0-20528
                                                 ----------------


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
Yes X  No
   ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securitie under a plan confirmed by a court. Yes   No
                                                                ---  ---
                                Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:
     Common Stock $.01  Par Value - 10,003,550 shares as of November 11, 1996
    ------------------------------------------------------------------------

       Transitional Small Business Disclosure Format (check one) Yes X No
                                                                    ---  ---

Part I:   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS

      The following unaudited financial statements and documents required by
Item 310(b) of Regulation S-B are attached hereto as Exhibits "A - D":

            Consolidated Balance Sheet - As of
            September 30, 1996, and March 31, 1996                Exhibit "A"

            Consolidated Statements of Changes
            in Shareholder's Equity - For the
            Period from March 31, 1996
            through September 30, 1996                            Exhibit "B"

            Consolidated Statements of Operations -
            For the three month and six month periods ended
            September 30, 1996, and September 30, 1995            Exhibit "C"

            Consolidated Statements of Cash Flows -
            For the three month and six month periods ended
            September 30, 1996, and September 30, 1995            Exhibit "D"

            Notes to Consolidated Financial Statements

                     AUSTIN'S CONSOLIDATED BALANCE SHEETS

                                                                       EXHIBIT A

                                                                 YEAR END
                                                  09/30/96       3/31/96
------------------------------------------------------------------------------
                                                  (UNAUDITED)     (AUDITED)
                    ASSETS
CURRENT ASSETS:
   CASH AND EQUIVALENTS                             $178,806      $446,497
   ACCOUNTS RECEIVABLE                               $72,082       $66,653
   INVENTORIES                                      $152,952      $137,789
   OTHER CURRENT ASSETS                             $109,434      $135,457
                                                 -----------    ----------
      TOTAL CURRENT ASSETS                          $513,274      $786,396

PROPERTY AND EQUIP
   LEASEHOLD IMPROVEMENTS                         $2,884,874    $2,867,874
   RESTAURANT & EQUIP                             $1,176,200    $1,047,447
   OTHER EQUIPMENT                                  $121,751      $112,162
                                                 -----------    ----------
                                                  $4,182,825    $4,027,483
   LESS ACCUM DEPR & AMORT                       ($1,303,495)  ($1,111,175)
                                                 ------------  ------------
                                                  $2,879,330    $2,916,308

SECURITY DEPOSITS                                    $38,503       $49,061
PRE-OPEN COSTS - NET OF: ACCUM AMMORT
OF $35,224                                           $74,577
                                                 ------------  ------------
      TOTAL ASSETS                                $3,505,684    $3,751,765

         LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                 $242,693      $356,598
   NOTES PAYABLE                                    $100,000            $0
   ACCRUED EXPENSES                                 $142,546      $204,168
                                                 ------------  ------------
      TOTAL CURRENT LIABILITIES                     $485,239      $560,766

NOTES PAYABLE                                       $868,000    $2,013,000
OTHER NON-CURRENT LIABILITIES                       $138,334      $137,409
                                                 ------------  ------------
      TOTAL LIABILITIES                           $1,491,573    $2,711,175

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $.01 PAR, 50,000,000               $100,035       $67,135
   ADDITIONAL PAID-IN CAPITAL                     $8,471,553    $6,859,453
   ACCUMULATED DEFICIT                           ($6,557,477)  ($5,885,998)
                                                 ------------  ------------
      TOTAL SHAREHOLDERS' EQUITY                  $2,014,111    $1,040,590
                                                 ------------  ------------
      TOTAL LIABILITIES AND EQUITY                $3,505,684    $3,751,765

      AUSTIN'S CONSOLIDATED STATEMENT OF CHARGES IN SHAREHOLDERS' EQUITY

                                                                     EXHIBIT "B"

                                                                        ADDITIONAL
                                                                         PAID-IN          ACCUMULATED    SHAREHOLDERS'
                                         SHARES            PAR VALUE     CAPITAL           DEFICIT         EQUITY
----------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31,1996 (AUDITED)           6,713,550         $67,135      $6,859,453     ($5,885,998)     $1,040,590

CONVERSION OF DEBT TO COMMON STOCK        3,290,000         $32,900      $1,612,100                      $1,645,000

NET LOSS                                                                                  ($671,479)      ($671,479)
                                        ------------    ------------   ------------     ------------    ------------

BALANCE SEPTEMBER 30, 1996 (UNAUDITED)   10,003,550        $100,035      $8,471,553     ($6,557,477)     $2,014,111
                                        ============    ============    ============    ============    ============

                 AUSTIN'S CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     EXHIBIT "C"


                                           3 MO ENDED       3 MO ENDED              6 MO ENDED          6 MO ENDED
                                            09/30/96         09/30/95                09/30/96            09/30/95
-------------------------------------------------------------------------         ----------------------------------
                                          (UNAUDITED)       (UNAUDITED)             (UNAUDITED)        (UNAUDITED)

 REVENUES:

   NET SALES                               $1,821,232       $1,645,759               $3,725,328         $3,407,763

   OTHER REVENUES                              $7,230           $4,768                  $17,936             $5,580

   INTEREST                                    $1,472           $2,342                   $4,283             $5,202
                                          ------------     ------------             ------------       ------------

   TOTAL REVENUES                          $1,829,934       $1,652,869               $3,747,547         $3,418,545

COSTS AND EXPENSES:

   FOOD AND BEVERAGE COSTS                   $692,636         $657,980               $1,392,662         $1,308,338

   PAYROLL AND RELATED COSTS                 $667,434         $535,604               $1,335,333         $1,107,064

   OTHER RESTAURANT OPERATING EXP            $579,251         $561,293               $1,122,604         $1,130,987

   GENERAL AND ADMIN EXPENSES                $140,305         $108,571                 $295,173           $256,046

   DEPRECIATION AND AMORTIZATION             $124,761          $90,294                 $227,544           $177,588

   INTEREST EXPENSE                           $17,361          $38,220                  $45,711            $71,619
                                          ------------     ------------             ------------       ------------
   TOTAL EXPENSES                          $2,221,748       $1,991,962               $4,419,027         $4,051,642
                                          ------------     ------------             ------------       ------------
      NET LOSS                              ($391,814)       ($339,093)               ($671,480)         ($633,097)

NET LOSS PER SHARE                            ($0.039)         ($0.051)                 ($0.072)           ($0.094)

   WEIGHTED AVE SHARES OUTSTANDING         10,003,550        6,713,550                9,298,550          6,713,550

                 AUSTIN'S CONSOLIDATED STATEMENT OF CASH FLOW


                                                                     EXHIBIT "D"


                                                                        6 MO ENDED        6 MO ENDED
                                                                         09/30/96          09/30/95
-----------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                     ($671,480)         ($633,097)
  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                        $227,544           $177,588
    Changes in assets and liabilities:
      Accounts receivable                                                 ($5,429)          ($21,635)
      Inventories                                                        ($15,163)            $6,131
      Other current assets                                                $26,023             $6,430
      Security deposits                                                   $10,558              ($655)
      Pre-opening costs                                                 ($109,801)                $0
      Accounts payable and accrued expenses                             ($175,526)          ($47,985)
      Other non-current liabilities                                          $925            $16,317
                                                                       ------------      ------------
  Net cash used by operating activities                                 ($712,349)         ($496,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                               ($155,342)          ($50,532)
                                                                       ------------      ------------
  Net cash used by investing activities                                 ($155,342)          ($50,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                   $500,000
  Short-term borrowings                                                  $100,000           $241,000
  Repayment of long-term borrowings                                     ($500,000)
  Repayment of short-term borrowings
  Conversion of debt to equity                                           $500,000
  Proceeds from sale of stock options & warrants                               $0                 $0
                                                                      ------------       ------------
  Net cash provided by financing activities                              $600,000           $241,000
                                                                      ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               ($267,691)         ($306,438)
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, BEGINNING OF PERIOD       $446,497           $497,986
                                                                      ------------       ------------
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, AT END OF PERIOD          $178,806           $191,548
                                                                      ============       ============

                          AUSTIN'S INTERNATIONAL, INC.

                          Notes to Financial Statements
                          -----------------------------
                                   (Unaudited)
                                   -----------

Note 1 - Financial Statements
-----------------------------

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, and March 31, 1996, and the results of operations and the cash flows for the period ending September 30, 1996, and September 30, 1995.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 1996, and notes thereto contained in the Company's 1996 Form 10-KSB filed with the Securities and Exchange Commission on July 15, 1996. The results of operations for the six months ended September 30, 1996, are not necessarily indicative of operating results to be expected for the full fiscal year.

Note 2 - Initial Public Offering
--------------------------------

         In July, 1992, the Company completed its initial public offering of common stock. The offering consisted of the sale of 950,000 shares of the Company's common stock and provided net proceeds to the Company of $4,125,939. The Company utilized approximately $305,000 of the proceeds for the repayment of debt and used the remainder for expansion and working capital.

Note 3 - Restaurant Operations
------------------------------

         The Company currently operates five restaurants, one in Fort Lauderdale, Florida, which also functions as its training center, one in Coral Springs, Florida, one in Orlando, Florida, one in Pembroke Pines, Florida, and one in Merritt Island, Florida, about five miles from the Kennedy Space Center, opened June 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Issuer has developed, and owns and operates a chain of full service restaurants specializing in Texas-style American cuisine. It currently offers a wide variety of appetizers, salads and award-winning babyback ribs, a Texas cowboy steak, and recent additions of Ostrich and Buffalo steaks. As a unique and special service, Austin's steaks can be "branded" at tableside for patrons. The company is currently engaged in an active and aggressive marketing campaign and is also planning to expand its business by establishing additional restaurants.

ADDITIONAL CAPITAL

         The Company, during the last quarter, borrowed $100,000 on a promissory note paying 8% interest.

NET SALES

         Net sales for the three months ended September 30, 1996, were $1,829,934 as compared to $1,652,869 for the three months ended September 30, 1995, or a 10.7% increase. Net sales for the six months ended September 30, 1996, were $3,747,547 as compared to $3,418,545 for the six months ended September 30, 1995, or an 8.8% increase. The improvement in sales is primarily attributable to the contribution made by the new Merritt Island restaurant opened on June 1, 1996.

FOOD AND BEVERAGE COSTS

         Food and beverage costs for the three months ended September 30, 1996, were $692,636 or 37.9% of sales as compared to $657,980 or 39.8% of sales for the same period ending September 30, 1995. Food and beverage costs for the six months ended September 30, 1996, were $1,392,662 or 37.2% of sales as compared to $1,308,338 or 38.3% of sales for the six months ended September 30, 1995.

PAYROLL AND RELATED COSTS

         Payroll and related costs for the three months ended September 30, 1996, were $667,434 or 36.5% of sales as compared to $535,604 or 32.4% of sales for the period ending September 30, 1995. Payroll and related costs for the six months ended September 30, 1996, were $1,335,333 or 35.6% of sales as compared to $1,107,064 or 32.4% of sales for the six months ended September 30, 1995.

OTHER RESTAURANT OPERATING EXPENSES

         Other restaurant operating expenses for the three months ended September 30, 1996, were $579,251 or 31.7% of sales as compared to $561,293 or 34.0% of sales for the period ending September 30, 1995. Other restaurant operating expenses for the six months ended September 30, 1996, were $1,122,604 or 30.0% of sales as compared to $1,130,987 or 33.1% of sales for the six months ended September 30, 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative expenses for the three months ended September 30, 1996, were $140,305 or 7.7% of sales, as compared to $108,571 or 6.6% of sales, for the period ending September 30, 1995. General and Administrative expenses for the six months ended September 30, 1996, were $295,173 or 7.9% as compared to $256,046 or 7.5% for the six months ended September 30, 1995.

NET PROFIT/LOSS

         The Company's net loss per share for the three months ended September 30, 1996 was 3.9 cents as compared to 5.1 cents per share for the three months ended September 30, 1995. The net loss per share for the six months ended September 30, 1996 was 7.2 cents as compared to 9.4 cents per share for the six months ended September 30, 1995. This change is attributable to the increase in issued and outstanding shares.

Part II:  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION/SUBSEQUENT EVENT

   On October 1, 1996, the Company sold its Pembroke Pines restaurant. The restaurant had been underperforming since its opening on December 15, 1994.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits.
          --------

      10(p)  Form of Two-Year 8% Convertible Note
             Incorporated by reference from Registrant's
             Form 10-KSB filed with the Commission on July 15, 1996

      10(q)  Form of Subscription Agreement for Two-Year 8%
             Convertible Note
             Incorporated by reference from Registrant's
             Form 10-KSB filed with the Commission on July 15, 1996

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