Form 10QSB
period 1996-12-31
AUSTINS INTERNATIONAL INC
filed 1997-02-14
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarter ended  December 31, 1996
                              -------------------

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from         to
                                       -------    -------

                       Commission File Number:  0-20528
                                               ---------


                         AUSTIN'S INTERNATIONAL, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                                 65-0322000
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


    2400 E. Commercial Boulevard, Suite 800, Fort Lauderdale, Florida 33308
    -----------------------------------------------------------------------
                    (Address of Principal Executive Office)


                                 (954) 772-0980
                          ---------------------------
                          (Issuer's Telephone Number)


                                Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    -------    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes         No
                                                  -------    ------

                                 Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

    Common Stock $.01  Par Value - 10,003,550 shares as of January 31, 1997
    -----------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one) Yes  X  No
                                                                   ---    ---

PART I:   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited financial statements and documents required by
Item 310(b) of Regulation S-B are attached hereto as Exhibits "A-D":

          Consolidated Balance Sheet - As of
          December 31, 1996, and March 31, 1996                Exhibit "A"

          Consolidated Statements of Changes
          in Shareholder's Equity - For the
          Period from March 31, 1996
          through December 31, 1996                            Exhibit "B"

          Consolidated Statements of Operations -
          For the three months and nine months ended
          December 31, 1996, and December 31, 1995             Exhibit "C"

          Consolidated Statements of Cash Flows -
          For the nine months ended
          December 31, 1996, and December 31, 1995             Exhibit "D"

          Notes to Consolidated Financial Statements

                                                               EXHIBIT A

                         AUSTIN'S INTERNATIONAL, INC.
                       Consolidated Balance Sheet as of
                     December 31, 1996 and March 31, 1996


                                                               YEAR END
                                                12/31/96        3/31/96
*************************************************************************

                                              (UNAUDITED)      (AUDITED)
                 ASSETS
CURRENT ASSETS:
  CASH AND EQUIVALENTS                       $    163,257   $    446,497
  ACCOUNTS RECEIVABLE                        $    129,218   $     66,653
  INVENTORIES                                $    136,320   $    137,789
  OTHER CURRENT ASSETS                       $    132,692   $    135,457
                                             ------------   ------------
    TOTAL CURRENT ASSETS                     $    561,487   $    786,396

PROPERTY AND EQUIP
  LEASEHOLD IMPROVEMENTS                     $  2,596,834   $  2,867,874
  RESTAURANT & EQUIP                         $  1,183,735   $  1,047,447
  OTHER EQUIPMENT                            $    126,642   $    112,162
                                             ------------   ------------
                                             $  3,907,211   $  4,027,483
  LESS ACCUM DEPRECIATION                    $ (1,387,588)  $ (1,111,175)
                                             ------------   ------------
                                             $  2,519,623   $  2,916,308

SECURITY DEPOSITS                            $     36,323   $     49,061
PRE-OPEN COSTS - NET OF: ACCUM AMMORT
OF $61,642                                         48,159
                                             ------------   ------------
    TOTAL ASSETS                             $  3,165,592   $  3,751,765

  LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                           $    222,324   $    356,598
  NOTES PAYABLE                              $    100,000   $          0
  ACCRUED EXPENSES                           $    115,027   $    204,168
                                             ------------   ------------
    TOTAL CURRENT LIABILITIES                     437,351        560,766

NOTES PAYABLE                                     868,000      2,013,000
OTHER NON-CURRENT LIABILITIES                     138,796        137,409
                                             ------------   ------------
    TOTAL LIABILITIES                        $  1,444,147   $  2,711,175

SHAREHOLDERS' EQUITY:
  COMMON STOCK, $.01 PAR, 50,000,000         $    100,035   $     67,135
  ADDITIONAL PAID-IN CAPITAL                 $  8,471,553   $  6,859,453
  ACCUMULATED DEFICIT                        $ (6,850,143)  $ (5,885,998)
                                             ------------   ------------
    TOTAL SHAREHOLDERS' EQUITY                  1,721,445      1,040,590
                                             ------------   ------------
    TOTAL LIABILITIES AND EQUITY             $  3,165,592   $  3,751,765


                                                                       EXHIBIT B

                         AUSTIN'S INTERNATIONAL, INC.
           Consolidated statement of Changes in Shareholder's Equity
         For the Periods from March 31, 1996 through December 31, 1996

                                                                  ADDITIONAL
                                                                   PAID-IN     ACCUMULATED    SHAREHOLDERS'
                                           SHARES    PAR VALUE     CAPITAL       DEFICIT         EQUITY
***********************************************************************************************************

BALANCE MARCH 31,1996 (AUDITED)           6,713,550  $ 67,135     $6,859,453   $(5,885,998)     $1,040,590

CONVERSION OF DEBT TO COMMON STOCK        3,290,000  $ 32,900     $1,612,100                    $1,645,000

NET LOSS                                                                       $  (964,144)     $ (964,144)
                                         ----------  --------     ----------   -----------      ----------

BALANCE DECEMBER 31, 1996 (UNAUDITED)    10,003,550  $100,035     $8,471,553   $(6,850,142)     $1,721,446
                                         ==========  ========     ==========   ===========      ==========

                                                                       EXHIBIT C

                         AUSTIN'S INTERNATIONAL, INC.
         Consolidated Statement of Operations for the Three Months and and Nine Months ended December 31, 1996 and December 31, 1995

                                   3 MO ENDED        3 MO ENDED     9 MO ENDED      9 MO ENDED
                                    12/31/96          12/31/95      12/31/96         12/31/95
***********************************************************************************************
                                  (UNAUDITED)        (UNAUDITED)   (UNAUDITED)      (UNAUDITED)

REVENUES:

   NET SALES                      $ 1,560,723       $1,812,998     $ 5,286,051       $5,220,761

   OTHER REVENUES                 $     2,926       $    6,692     $    20,862       $   12,274

   INTEREST                       $     2,923       $    1,595     $     7,206       $    6,798
                                  -----------       ----------     -----------       ----------
   TOTAL REVENUES                 $ 1,566,572       $1,821,285     $ 5,314,119       $5,239,833

COSTS AND EXPENSES:

   FOOD AND BEVERAGE COSTS        $   586,763       $  696,759     $ 1,979,423       $1,991,712

   PAYROLL AND RELATED COSTS      $   559,855       $  608,935     $ 1,895,188       $1,693,835

   OTHER RESTAURANT OPERATING EXP $   478,735       $  563,361     $ 1,601,340       $1,729,901

   GENERAL AND ADMIN EXPENSES     $   106,012       $   97,801     $   401,186       $  353,846

   DEPRECIATION AND AMORTIZATION       110511            91794          338055           269382

   INTEREST EXPENSE               $    17,361       $   40,487     $    63,072       $  112,106
                                  -----------       ----------     -----------       ----------
   TOTAL EXPENSES                 $ 1,859,237       $2,099,137     $ 6,278,264       $6,150,782
                                  -----------       ----------     -----------       ----------
      NET LOSS                    $  (292,665)      $ (277,852)    $  (964,145)      $ (910,949)


NET LOSS PER SHARE                $    (0.029)      $   (0.041)    $    (0.101)      $   (0.139)

  WEIGHTED AVE SHARES OUTSTANDING  10,003,550        6,713,550       9,533,550        6,561,376


                                                                      EXHIBIT D

                         AUSTIN'S INTERNATIONAL, INC.
               Consolidated Statement of Cash Flow for the nine
             months ended December 31, 1996 and December 31, 1995

                                                  9 MO ENDED    9 MO ENDED
                                                   12/31/96      12/31/95
----------------------------------------------------------------------------
                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                               $   (964,145)  $ (910,950)
  Adjustments to reconcile net income to
   net cash from operations:
    Depreciation and amortization                 $    338,055   $  269,382
    Changes in assets and liabilities:
      Increase in accounts receivable             $    (62,565)  $  (49,891)
      Increase in inventories                     $      1,469   $  (24,824)
      Increase in other current assets            $      2,765   $   22,357
      Increase in security deposits               $     12,738   $   (2,813)
      Increase in pre-opening costs               $   (109,801)  $        0
      Decrease in accounts payable
       and accrued expenses                       $   (223,415)  $  (87,699)
      Other Non-Current Liabilities               $      1,387   $   16,778
                                                  ------------   ----------
  Net cash used by operating activities           $ (1,003,512)  $ (767,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment         $   (176,728)  $ (108,309)
  Sale of Asset                                   $    297,000
                                                  ------------   ----------
  Net cash used by investing activities           $    120,272   $ (108,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                            $    500,000
  Short-term borrowings                           $    100,000   $  743,000
  Repayment of long-term borrowings               $   (500,000)
  Repayment of short-term borrowings              $          0   $        0
Conversion of debt to equity                      $    500,000
  Proceeds from sale of common stock              $          0   $        0
                                                  ------------   ----------
  Net cash provided by financing activities       $    600,000   $  743,000

  Decrease in pd-in capital & common stock
   and retirement of treasury stock                              $ (170,166)

NET INCREASE IN CASH AND CASH EQUIVALENTS         $   (283,240)  $ (303,135)
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES,
 BEGINNING OF PERIOD                              $    446,497   $  497,986
                                                  ------------   ----------
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES,
 AT END OF PERIOD                                 $    163,257   $  194,851
                                                  ============   ==========

                                                                    EXHIBIT "A"

                          AUSTIN'S INTERNATIONAL, INC.

                         Notes to Financial Statements
                         -----------------------------

                                  (Unaudited)
                                  -----------



Note 1 - Financial Statements
-----------------------------

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1996 and March 31, 1996, and the results of operations and the cash flows for the periods ending December 31, 1996, and December 31, 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 1996, and notes thereto contained in the Company's 1996 Form 10-KSB filed with the Securities and Exchange Commission on July 15, 1996. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of operating results to be expected for the full fiscal year.


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


Note 3 - Restaurant Operations
------------------------------

     The Company currently operates four restaurants, one in Fort Lauderdale, Florida, which also functions as its training center, one in Coral Springs, Florida, one in Orlando, Florida, and one in Merritt Island, Florida, about five miles from the Kennedy Space Center, opened June 1, 1996. The company sold its Pembroke Pines, Florida restaurant on October 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Issuer has developed, and owns and operates a chain of full-service restaurants specializing in Texas-style American cuisine. It currently offers a wide variety of appetizers, salads, and award-winning babyback ribs, and a Texas
cowboy steak.   As a unique and special service, Austin's steaks can be
"branded" at tableside for patrons.

NET SALES

     Net sales for the three months ended December 31, 1996, were $1,560,723 as compared to $1,812,998 for the three months ended December 31, 1995, or a 13.9% decline. Net sales for the nine months ended December 31, 1996, were $5,286,051 as compared to $5,220,761 for the nine months ended December 31, 1995, or a 1.3% increase. The improvement in sales the last nine months is primarily attributable to having 5 restaurants open from June 1, 1996 through September 30, 1996, before selling the Pembroke Pines restaurant. The decrease in sales this last quarter is attributable to the Merritt Island restaurant providing much lower revenue than the recently sold Pembroke Pines restaurant and to greatly increased competition in our other three markets.

FOOD AND BEVERAGE COSTS

     Food and beverage costs for the three months ended December 31, 1996, were $586,763 or 37.6% of sales as compared to $696,759, or 38.4% of sales for the period ending December 31, 1995. Food and beverage costs for the nine months ended December 31, 1996, were $1,979,423 or 37.5% of sales as compared to $1,991,712 or 38.0% of sales for the nine months ended December 31, 1995.

PAYROLL AND RELATED COSTS

     Payroll and related costs for the three months ended December 31, 1996, were $559,855 or 35.9% of sales as compared to $608,935 or 33.6% of sales for the period ending December 31, 1995. Payroll and related costs for the nine months ended December 31, 1996, were $1,895,188 or 35.9% of sales as compared to $1,693,835 or 32.4% of sales for the nine months ended December 31, 1995. The increase in payroll costs was primarily attributable to the intentional initial over-staffing of the new Merritt Island restaurant.


OTHER RESTAURANT OPERATING EXPENSES

     Other restaurant operating expenses for the three months ended December 31, 1996, were $478,735 or 30.7% of sales as compared to $563,361 or 31.1% of sales for the period ending December 31, 1995. Other restaurant operating expenses for the nine months ended December 31, 1996, were $1,601,340 or 30.3% of sales as compared to $1,729,901 or 33.1% of sales for the nine months ended December 31, 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses for the three months ended December 31, 1996, were $106,012 or 6.8% of sales, as compared to $97,801 or 5.4% of sales for the period ending December 31, 1995. General and Administrative expenses for the nine months ended December 31, 1996, were $401,186 or 7.6% as compared to $353,846 or 6.8% for the nine months ended December 31, 1995.

NET PROFIT/LOSS

     The Company's net loss per share for the three months ended December 31, 1996, was 2.9 cents as compared to 4.1 cents per share for the three months ended December 31, 1995. The net loss per share for the nine months ended December 31, 1996, was 7.2 cents as compared to 13.9 cents per share for the nine months ended December 31, 1995. This change is attributable primarily to the increase in issued and outstanding shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     A.   EXHIBITS.
          --------

          *27(1)  Financial Data Schedule


          *Filed as exhibit to this Report.


     B.   REPORTS ON FORM 8-K.
          -------------------


   The Company filed an 8-K dated January 23, 1997, with the Commission on February 7, 1997. The report covered the resignation of Elie Sopas as President, of the Company and the appointment of Larry E. Graybill as the new President of the Company. Also Nikos Pharasles was elected to the seat on the Executive Committee, vacated by Mr. Sopas. Mr Pharasles, recently elected to the Board of Directors, is a respected and well known restaurantuer in New York City, N.Y.

   In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AUSTIN'S INTERNATIONAL, INC.


                                       /s/ Larry E. Graybill
DATED:                                 ----------------------------------------
February 14, 1997                      Larry E. Graybill, President