Form 10KSB
period 1997-03-31
AUSTINS INTERNATIONAL INC
filed 1997-06-27
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                           Commission file number:
     March 31, 1997                                          0-20528

                          AUSTIN'S INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


          DELAWARE                                          65-0322000
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


      2400 E. Commercial Boulevard, Suite 800, Fort Lauderdale, FL  33308
                                (954) 772-0980
   (Address, including zip code, of principal executive offices and telephone number, including area code of Issuer)

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

   Issuer's revenues for its most recent fiscal year: $6,839,312

   On June 19, 1997 the bid and asked prices of the Issuer's common stock were $.062 and $.187, respectively, according to O.T.C. quotations furnished by the National Quotation Bureau, Inc. The aggregate market value of voting stock of the Issuer held by non-affiliates based on the average of the bid and ask prices on June 19, 1997 was $495,750.

   As of June 19, 1997, 10,003,550 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):  [X] Yes  [ ] No


                      DOCUMENTS INCORPORATED BY REFERENCE

            The information required by Items 3 through 6 of Part I, and Item 11 of Part III of this Report is incorporated by reference from the Issuer's definitive proxy statement to be filed in accordance with Rule 14a-101 in connection with its 1997 annual meeting of shareholders or from a subsequently filed amendment to this Report.

                                  PART I/1/



  ITEM I. DESCRIPTION OF BUSINESS
  -------------------------------

       Austin's International, Inc., a Delaware corporation ("Austin's" or the "Company"), was incorporated in May 1988 to develop, own and operate a chain of full-service restaurants specializing in Southwest-style American cuisine. Austin's restaurants currently offer a wide variety of appetizers, salads, and award-winning signature items such as babyback ribs and a wide variety of steaks. The Company prides itself on high-quality cuisine and excellent service. Austin's International, Inc., a Florida corporation ("Austin's (Florida)"), formed in May of 1988, is a wholly-owned subsidiary of the Company. The Company presently has 98 full-time and 36 part-time employees.

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

       On October 1, 1996, the Company sold its Pembroke Pines restaurant for $330,000 less commission of 10%. The write-off, reflected in the Company's audited financial statements dated March 31, 1997, was $88,000.

       The restaurant industry is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location, and there are numerous well-established competitors with financial, marketing, personnel and other resources substantially greater than those of the Company. These competitors include national, regional and local restaurant chains, many of which specialize in or offer Southwest-style and other similar menu items. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and


------------------
   /1/Items 1 and 2 of this Part I correspond to Items 6 and 7, respectively, of Model B of Form 1-A.

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

       On May 10, 1996, the Company issued $500,000 principal amount of its 8% convertible notes, entitling the holders to convert such notes into newly-issued shares of common stock of the Company at the stated conversion price of $.50 per share, subject to certain adjustments. Also effective May 10, 1996, holders of $1,645,000 aggregate principal amount of the Company's outstanding 8% convertible notes (including those issued on May 10, 1996) converted such notes into a total of 3,290,000 newly-issued unregistered shares of Common Stock at the stated conversion price of $.50 per share.

       Effective September 26, 1996, the Company accepted the resignation of Edwin M. Freakley as a Director, Chairman of the Board and Chief Executive Officer incident to the termination of the related management agreement between the Company and Worrell Enterprises, Inc. ("Worrell"), under which Mr. Freakley served the Company in such capacities. The Company and Worrell waived the 60 days' prior written notice termination requirement under such agreement.

       Effective January 9, 1997, the Company elected Nikos Pharasles to the Board of Directors, and subsequently, on January 23, 1997, to the Executive Committee. Mr. Pharasles is currently President of Shelter Ruppert's Management, Inc., a restaurant group in New York City. He was instrumental in creating the first unit in 1975. Since then, the Group has developed several concepts, one of which has grown into a successful multi-unit New York City take-out, delivery and catering operation. Mr. Pharasles also has extensive experience in the securities and investment management industries. From July 1980 to January 1985, he held the position of President of Trade Holdings, Ltd, a U.S.-based holding company with interests in oil and gas exploration, commodity trading, equity management and venture capital. Previously, he held executive positions as Deputy Division Head of the Institutional Asset Management Division of the United States Trust Company, New York. Prior to that he was a marketing executive with Oppenheimer Capital Corporation.

       Effective January 23, 1997, the Board of Directors accepted the resignation of Elie Sopas as President, Director and member of the Executive Committee of the Board of Directors, and appointed Larry E. Graybill President. Mr. Graybill also continues in his capacity as Chief Financial Officer of the Company.

  ITEM 2. PROPERTIES.
  ------------------

       The Company leases space for its office and restaurants and makes leasehold improvements on the restaurants. The Company leases 4,784 square feet for its executive offices in Fort Lauderdale, Florida for yearly rental of $73,438. The restaurant lease in Fort Lauderdale covers 6,400 square feet, initial leasehold improvements are valued at $394,000 and the annual rental is $140,000 plus 5% of annual gross sales in excess of $2,800,000. The lease term expires July 31, 2001. The restaurant lease in Coral Springs, Florida covers 6,500 square feet, initial leasehold improvements are valued at $656,700 and the annual rental is $104,640. The initial term expires December 12, 2002 and the Company has one 10-year option to extend the lease. The Company's restaurant lease in Orlando covers 6,500 square feet. The Company owns the building subject to a ground lease and the initial leasehold improvements are valued at $1,244,250. The annual rental under the ground lease is $150,000 plus 4.5% of annual gross sales in excess of $3,300,000.
  The initial term of the ground lease expires August 18, 2022 and the Company has one five-year option to extend the lease. The Merrit Island lease covers 9,000 square feet, the initial term of the lease is for five years expiring on May 31, 2001, and the Company has options to extend the lease for three additional five-year terms. Initial leasehold improvements are valued at $220,000 and the initial rental is $69,000 plus 4.5% of annual gross sales in excess of $2,000,000.

                                   PART II/2/



  ITEM 7. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
  ----------------------------------------------------------------

       The Company's common stock is quoted on the O.T.C. under the trading symbol "AUST." The following table indicates the range of high and low bid prices for the common stock for each full quarterly period within the two most recent fiscal periods ended March 31, 1997 and March 31, 1996. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  Common Stock Bid Prices
Fiscal Year/1/               Quarter Ending          High          Low
----------------           ------------------        ----          ---

  1995-1996                June 30, 1995            $1.25         0.50
                           September 30, 1995        1.13         1.00
                           December 31, 1995         1.13         0.63
                           March 31, 1996            1.13         0.75


----------------
   /2/Items 7 through 12 of this Part II correspond to Items 1 through 6, respectively, of Alternative Part II of Form 10-KSB.

  1996-1997             June 30, 1996              $1.06      $ .50
                        September 30, 1996          0.56       0.38
                        December 31, 1996           0.38       0.06
                        March 31, 1997              0.34       0.13

------------
    /1/The Company's fiscal year ends March 31 of each year.


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

       As of June 19, 1997, there were approximately 550 holders of record of Common Stock. On June 19, 1997, the closing bid and asked prices for the Company's common stock were $0.62 and $.187 respectively.

       On February 12, 1997, the Company's common stock, trading under the symbol AUST, was delisted from the Nasdaq SmallCap Market as a result of the Company's failure to meet the minimum bid price requirement as stated in Nasdaq Marketplace Rule 4310(c)(04). The Company's Board of Directors decided it would not be in the best interest of the Company and its stockholders to undertake a reverse split of the Company's outstanding stock solely to regain compliance with Nasdaq. The Board also devoted considerable efforts to attract brokers to address the Company's stock price and trading volume problems, but to date such efforts have been unsuccessful.

       Under the Company's 1995 Employee Stock Option Plan, the Company is authorized to grant options to eligible participants for the purchase of up 3,850,000 shares of Common Stock. Such shares have been registered for issuance under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 17, 1996.

  ITEM 8. LEGAL PROCEEDINGS.
  -------------------------

       None.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  -----------------------------------------------------------------------
  FINANCIAL DISCLOSURE.
  --------------------

       None.

  ITEM 10. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ------------------------------------------------------------

       None.

  ITEM 12. REPORTS ON FORM 8-K.
  ----------------------------

       The Company filed an 8-K Current Report dated September 26, 1996, with the Commission on October 7, 1996. The report covered the resignation of Edwin M. Freakley as a Director, Chairman of the Board and Chief Executive Officer of the Company.

       The Company filed an 8-K Current Report dated January 23, 1997, with the Commission on February 7, 1997. The report covered the resignation of Elie Sopas as President, Director and member of the Executive Committee and the appointment of Larry E. Graybill as the new President. It also covered the appointment of Nikos Pharasles to the vacant seat on the Executive Committee of the Company's Board of Directors.

                                    PART F/S

                                                          Page No.
                                                         ----------
     Report of Independent Accountants...........           F-1

     Financial Statements:
     Consolidated Balance Sheet - As of
     March 31, 1996 and March 31, 1997...........           F-2

     Consolidated Statements of Operations -
     For the Fiscal Years Ended
     March 31, 1996 and March 31, 1997...........           F-3

     Consolidated Statements of Changes in
     Shareholder's Equity - For the
     Fiscal Years Ended March 31, 1996
     and March 31, 1997..........................           F-4

     Consolidated Statements of Cash Flows -
     For the Fiscal Years Ended
     March 31, 1996 and March 31, 1997...........           F-5

     Notes to Consolidated Financial Statements..        F-6 - F-13


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

 10       Material Contracts:

 10(a)    Employment Agreement with Philip R. Connor, Jr. dated
          March 4, 1993/1/

 10(b)    Escrow Agreement dated June 29, 1992/1/

 10(c)    Lease for Fort Lauderdale restaurant/2/


--------------
   /3/Items 13 and 14 of this Part III correspond to Items 1 and 2 of Alternative Part III of Form 10-KSB.


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

 10(l)    Termination Agreement with MDC Group, Inc. dated
          June 24, 1995/5/

 10(m)    Agreement with Philip R. Connor, Jr./6/

 10(n)    Lease for corporate office/6/

 10(o) Stock Purchase Agreement dated December 7, 1995, among Philip R. Connor, Jr., Good Hope Developments
          S.A., Miyako Management Pacific Corp., Voleon
          Shipping Corporation, ICSOS S.A., and Austin's
          International, Inc./7//

 10(p)    Form of Two-Year 8% Convertible Note/8/

 10(q)    Form of Subscription Agreement for Two-Year 8%
          Convertible Note/8/
 10(r)    Agreement dated April 4, 1996 between Austin's
          International, Inc. and Worrell Enterprises, Inc./9/

 10(s)    Austin's International, Inc. 1995 Employee Incentive
          Stock Option Plan/9/

 10(t)     Lease for Merrit Island restaurant/9/

*23.1     Consent of Independent Accountants

*27(1)    Financial Data Schedule



  *Filed as exhibits to this Report.

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

 /7/ Incorporated by reference from Registrant's Current Report on Form 8-K dated December 13,1995.

 /8/ Incorporated by reference from Registrant's Current Report on Form 8-K dated May 10, 1996.

 /9/ Incorporated by reference from Registrant's Annual Report on Form 10-KSB for its fiscal year ending March 31, 1996.


  ITEM 14. DESCRIPTION OF EXHIBITS.
  --------------------------------

       23.1   Auditor's Consent for Form S-8

       27(1)  Financial Data Schedule

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AUSTIN'S INTERNATIONAL, INC.


                                      By:     /s/ Larry E. Graybill
                                          ------------------------------
                                              Larry E. Graybill
                                              President
                                              June 26, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Larry E. Graybill         President, Chief         June 26, 1997
-----------------------       Financial
Larry E. Graybill             Officer and Director


/s/ Panayiotis Kontos         Director                 June 26, 1997
-----------------------
Panayiotis Kontos


/s/ Nikos Pharasles           Director                 June 26, 1997
-----------------------
Nikos Pharasles


/s/ James C. Sargent          Director                 June 25, 1997
-----------------------
James C. Sargent

                         AUSTIN'S INTERNATIONAL, INC.

                            FT. LAUDERDALE, FLORIDA

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

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

        Notes to Consolidated Financial Statements                        F6-F13

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
of Austin's International, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Austin's International, Inc. (the "Company") and Subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Austin's International, Inc. and Subsidiary as of March 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has a working capital deficiency as of March 31, 1997 and has indebtedness maturing within fiscal 1998 with limited capital resources to meet obligations as they become due without forebearance on the part of creditors. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fort Lauderdale, Florida
May 28, 1997

AUSTIN'S INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


                                                                             March 31,
                                                                   ---------------------------
                           ASSETS                                      1997            1996
                                                                   -----------     -----------
Current assets:
  Cash and cash equivalents                                        $   171,724     $   446,497
  Accounts receivable                                                   36,473          66,653
  Current portion of notes receivable                                   13,892               0
  Inventories                                                          120,785         137,789
  Other current assets                                                  83,563         135,457
                                                                   -----------     -----------
             Total current assets                                      426,437         786,396
                                                                   -----------     -----------

Property, equipment and leasehold improvements:
  Building and leasehold improvements                                2,544,992       2,867,874
  Restaurant equipment                                               1,009,254       1,047,447
  Other equipment                                                      133,642         112,162
                                                                   -----------     -----------

                                                                     3,687,888       4,027,483
Less:  accumulated depreciation and amortization                    (1,332,756)     (1,111,175)
                                                                   -----------     -----------
                                                                     2,355,132       2,916,308
                                                                   -----------     -----------

Non-current portion of notes receivable                                 60,658               0
Security deposits and other assets                                      71,394          49,061
                                                                   -----------     -----------
             Total assets                                          $ 2,913,621     $ 3,751,765
                                                                   ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $   233,608     $   356,598
  Notes payable - current portion                                    1,068,000               0
  Accrued expenses                                                     108,239         204,168
                                                                   -----------     -----------

             Total current liabilities                               1,409,847         560,766
                                                                   -----------     -----------
Notes payable, less current portion                                          0       2,013,000
Other liabilities                                                      122,209         137,409
                                                                   -----------     -----------
             Total liabilities                                       1,532,056       2,711,175
                                                                   -----------     -----------
Commitments and contingencies (Notes 1 and 5)

Shareholders' equity:
 Common stock, $.01 par value; 50,000,000 shares authorized;
   10,003,550 and 6,713,550 shares issued and outstanding,
   respectively                                                        100,035          67,135
        Additional paid-in capital                                   8,471,553       6,859,453
        Accumulated deficit                                         (7,190,023)     (5,885,998)
                                                                   -----------     -----------
             Total shareholders' equity                              1,381,565       1,040,590
                                                                   -----------     -----------
             Total liabilities and shareholders' equity            $ 2,913,621     $ 3,751,765
                                                                   ===========     ===========


The accompanying notes are an integral part of these financial statements.

AUSTIN'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended March 31,
                                               -------------------------------
                                                   1997               1996
                                               -----------         -----------
Revenues:
        Net sales                              $ 6,810,456         $ 7,447,591
        Other revenues                              19,253               8,397
        Interest                                     9,603               9,059
                                               -----------         -----------

                                                 6,839,312           7,465,047
                                               -----------         -----------



Costs and expenses:
        Food and beverage                        2,534,372           2,829,786
        Payroll and related                      2,407,022           2,450,539
        Other restaurant operating               2,011,166           2,227,134
        General and administrative                 562,982             496,645
        Depreciation and amortization              448,566             361,176
        Interest                                    91,497             156,016
        Loss on sale of restaurant                  87,732                   0
                                               -----------         -----------

                                                 8,143,337           8,521,296
                                               -----------         -----------

           Net loss                            $(1,304,025)        $(1,056,249)
                                               ===========         ===========

Net loss per share                             $     (0.14)       $      (0.16)
                                               ===========         ===========

Weighted average common shares outstanding       9,643,002           6,458,765
                                               ===========         ===========







The accompanying notes are an integral part of these financial statements.

AUSTIN'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended March 31, 1997 and 1996

                                                                Additional
                                                      Par         Paid-in       Accumulated     Shareholders'
                                    Shares           Value        Capital         Deficit         Equity
                                 -----------      ----------   ------------     -----------     -----------
Balance, March 31, 1995            6,713,550      $   67,135   $ 6,529,620     $ (4,829,749)   $ 1,767,006

Retirement of stock               (1,000,000)        (10,000)     (160,167)               0       (170,167)

Conversion of debt                 1,000,000          10,000       490,000                0        500,000

Net loss                                   0               0             0       (1,056,249)    (1,056,249)
                                 -----------      ----------   ------------     ------------   -----------

Balance, March 31, 1996            6,713,550          67,135     6,859,453       (5,885,998)     1,040,590

Conversion of debt                 3,290,000          32,900     1,612,100                0      1,645,000

Net loss                                   0               0             0       (1,304,025)    (1,304,025)
                                 -----------      ----------   ------------     ------------   -----------

Balance, March 31, 1997           10,003,550      $  100,035   $ 8,471,553      $(7,190,023)   $ 1,381,565
                                 ===========      ==========   ===========      ===========    ===========




The accompanying notes are an integral part of these financial statements.

AUSTIN'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended March 31,
                                                                                   ------------------------------
                                                                                        1997               1996
                                                                                   ------------       -----------
Cash flows from operating activities:
    Net loss                                                                        $(1,304,025)      $(1,056,249)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Loss on sale of restaurant                                                         87,732                 0
      Depreciation and amortization of property, equipment and
         leasehold improvements                                                         360,506           361,176
      Amortization of pre-opening costs                                                  88,060                 0
      Changes in operating assets and liabilities:
         Accounts receivable                                                             30,180           (31,089)
         Inventories                                                                     17,004            (7,676)
         Other current assets                                                            51,894            69,029
         Security deposits and other assets                                                (592)          (12,031)
         Accounts payable and accrued expenses                                         (218,919)           72,095
         Note receivable                                                                  5,450                 0
         Other non-current liabilities                                                  (15,200)            6,410
                                                                                   ------------       -----------

      Net cash used in operating activities                                            (897,910)         (598,335)
                                                                                   ------------       -----------

Cash flows from investing activities:
   Expenditures for property, equipment and leasehold improvements                     (181,930)         (125,987)
   Proceeds from sale of restaurant                                                     214,868                 0
   Pre-opening costs                                                                   (109,801)                0
                                                                                   ------------       -----------

      Net cash used in investing activities                                             (76,863)         (125,987)
                                                                                   ------------       -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                              700,000           843,000
   Payments to retire common stock                                                            0          (170,167)
                                                                                   ------------       -----------

      Net cash provided by financing activities                                         700,000           672,833
                                                                                   ------------       -----------

Net decrease in cash and cash equivalents                                              (274,773)          (51,489)

Cash and cash equivalents at beginning of year                                          446,497           497,986
                                                                                   ------------       -----------

Cash and cash equivalents at end of year                                           $    171,724      $    446,497
                                                                                   ============       ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                          $    101,776       $   156,109
                                                                                   ============       ===========


Other noncash activities:
   In May 1996, noteholders converted $1,645,000 of convertible debt to 3,290,000 shares of common stock.
   In October 1996, the Company received an $80,000 promissory note in connection with the sale of its Pembroke Pines restaurant (Note 10) During fiscal 1996, noteholders converted $500,000 of convertible debt to 1,000,000 shares of common stock.


The accompanying notes are an integral part of these financial statements.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Going Concern:

    The Company's financial statements for the year ended March 31, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $1,304,025 and $1,056,249 for the years ended March 31, 1997 and 1996, respectively, and as of March 31, 1997 had an accumulated deficit and working capital deficiency of $7,190,023 and $983,410, respectively.

    The Company's ability to continue as a going concern is dependent upon its success in obtaining additional funding and returning the Company to profitability. In this regard, management has retained an investment banking firm to assist the Company in pursuing a private placement of up to $3,000,000 in conjunction with a potential strategic partner. In addition, unprofitable lunch service has been discontinued totally at two restaurants and partially at the other two restaurants, and the Merritt Island Restaurant will be changed to an upscale sports bar, which is expected to generate increased revenues and profitable operations. However, it is uncertain whether management's plans will be successful.


2.  Organization and Business:

    Austin's International, Inc. (the "Company") commenced operations on April 11, 1991. The Company owns and operates Austin's restaurants. There were four restaurants open in the State of Florida as of March 31, 1996, all of which are company-owned. On June 1, 1996, the Company opened an additional restaurant in Merritt Island, Florida. On October 1, 1996, the Company sold substantially all assets associated with its restaurant in Pembroke Pines, Florida (See Note 10).



3.  Summary of Significant Accounting Policies:

    Consolidation Policy

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

    Cash and Cash Equivalents

    All highly liquid investments with a maturity of three months or less from the date of purchase are considered cash equivalents.

    Inventories

    Inventories, which consist of food, beverages and supplies, are stated at the lower of cost (first-in, first-out method) or market.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



3.  Summary of Significant Accounting Policies, Continued:

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

    Long-lived assets to be held and used are reviewed for impairment whenever changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The Company does not believe impairment charges are warranted as of March 31, 1997 and 1996.

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

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3. Summary of Significant Accounting Policies, Continued:

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

   Fair Value of Financial Instruments

   The carrying amount of notes payable approximates fair value due to the short term maturities of these notes.

   New Accounting Pronouncement

   In February 1997, the FASB issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 specifies new standards for the computation, presentation and disclosure requirements for EPS. SFAS No. 128 is intended to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, by revising the disclosure requirements to provide more consistent and meaningful information and by increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computation include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS; (b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for interim and annual periods ending after December 15, 1997. Due to the anti-dilutive impact of common stock equivalents, FAS No. 128 should have no impact on the reported earnings per share.



4. Notes Payable:

   During 1996, the Company issued an additional $843,000 in two year 8% convertible notes payable and exchanged $600,000 of one year 8% convertible debt for two year debt. As of March 31, 1996, the Company's balance of 8% two year uncollateralized convertible debt was $2,013,000. Also during fiscal 1996, $500,000 of notes payable were converted into 1,000,000 shares of common stock. At March 31, 1996, $1,145,000 of the balance of notes payable were held by related parties.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.  Notes Payable, Continued:

    On May 10, 1996, the Company issued to related parties an additional $500,000 in 8% convertible notes payable and converted $1,645,000 of convertible notes payable into 3,290,000 shares of common stock at the stated conversion price of $.50. As of March 31, 1997, the Company's balance of 8% unsecured convertible debt was $868,000 maturing between October 10, 1997 and February 26, 1998. All of the remaining convertible notes can be converted into unregistered common shares at a conversion price of $.50. The number of shares reserved for issuance of common stock upon conversion of the convertible debt equals the number of shares that may be converted. As of March 31, 1997, no convertible debt was held by related parties.

    In September 1996, the Company issued $100,000 of 90 day uncollateralized promissory notes. In January 1997, the Company renewed the notes for an additional 90 days and issued an additional $100,000 of 90 day promissory notes all of which were due on April 28, 1997. On May 12, 1997, $145,000 of promissory notes were extended for a 90 day period and additional 90 day promissory notes were issued for $125,000. On June 9, 1997, $55,000 of promissory notes were extended for a 90 day period and an additional 90 day promissory note was issued for $25,000. All promissory notes were issued to related parties and bear interest at 8% per annum.



5.  Commitments and Contingencies:

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

        Years ending March 31,

          1998                                        $   544,000
          1999                                            562,000
          2000                                            508,000
          2001                                            497,000
          2002                                            411,000
          Thereafter                                    3,352,000
                                                      -----------

                                                      $ 5,874,000
                                                      ===========


    Rent expense was approximately $657,000 and $667,000 for the years ended March 31, 1997 and 1996, respectively.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



6.  Income Taxes:

    A provision for income taxes was not required for the years ended March 31, 1997 and March 31, 1996 due to operating losses.

    The significant components of the net deferred tax asset as of March 31, 1997 and 1996 were as follows:

                                                March 31,         March 31,
                                                  1997              1996
                                               -----------       -----------

       Deferred tax assets:
          Prepaid and other assets             $    37,000       $    60,000
          Net operating loss carryforwards       3,003,000       $ 2,482,000
                                               -----------       -----------
                                                 3,040,000         2,542,000

          Valuation allowance                   (2,920,000)       (2,422,000)
                                               -----------       -----------

            Deferred tax asset                     120,000           120,000

          Deferred tax liability:
            Depreciation and amortization         (120,000)         (120,000)
                                               -----------       -----------

              Net deferred tax liability       $         0       $         0
                                               ===========       ===========


    The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $2,920,000 at March 31, 1997. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



6.  Income Taxes, Continued:

    The reconciliation between the statutory provision (benefit) for income taxes and the actual provision is as follows:

                                                     March 31,      March 31,
                                                       1997           1996
                                                    ----------     ----------
       Income tax benefit computed at federal
          statutory rate (35%)                      $ (456,000)    $ (369,000)

       State tax net of federal benefit                (47,000)       (38,300)
       Net increase in valuation allowance             498,000        564,000
       Other, net                                        5,000       (156,700)
                                                    ----------     ----------

             Income tax provision                   $        0     $        0
                                                    ==========     ==========


    The change in valuation allowance from 1996 to 1997 is primarily due to the increase in the net operating losses for federal and state income tax purposes.

    As of March 31, 1997, the Company had a net operating loss carryforward of approximately $7,980,000. This loss carryforward begins to expire in 2007.



7.  Common Stock:

    The Company has sold warrants to purchase up to 95,000 shares of common stock at an exercise price of $5.64 per share. The warrants expire on August 5, 1997. As of March 31, 1997, no warrants had been exercised.


    In connection with two private placements, the Company issued 1,700,000 of shares of common stock with one detachable warrant for every ten shares of common stock. Additionally, 100,000 warrants were issued in 1992 for financial and other services rendered to the Company. All warrants expired on January 2, 1996.

    During 1996, the Company purchased and subsequently retired 1,000,000 shares of common stock from the former president. The purchase was effected with a cash payment of $170,167.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.  Stock Option Plans:


    On June 2, 1995, the Company adopted a new employee stock option plan, Austin's Employee Incentive Stock Option Plan (the "Plan"). The Plan replaced a prior employee stock option plan which was terminated during fiscal 1996 and resulted in the granting of replacement options under the new plan. The Plan provides for the granting of options to purchase the Company's common stock to officers and other employees of the Company. The Plan, which is administered by the Company's Board of Directors, permits the granting of incentive stock options at an exercise price per share not less than the fair market value per share of the Company's common stock on the date the option is granted. The options, which expire six years from the date of grant, vest at the rate of 20% per year, the first 20% of which vests on the grant date. A maximum of 700,000 shares may be issued under the Plan during the first consecutive twelve month period and 350,000 shares may be issued during any subsequent consecutive twelve month period. Any options which are authorized in a period, but not granted, may be granted in any subsequent period in addition to the options authorized during that period. The Board of Directors may, however, designate different vesting periods. The options are nontransferable and are canceled upon termination of employment. In the event that an employee is terminated or resigns, to the extent that the options have vested prior to termination of employment, such options may be exercised within thirty days of termination or resignation of employment. In addition to the Plan, the Board of Directors has also granted options to certain other individuals who are not employees.



                                               Austin's Employee Incentive
                                                    Option Plan (1995)                  Non-Plan Options
                                             --------------------------------    -------------------------------
                                                                 Weighted                           Weighted
                                             Shares Under        Average          Shares Under       Average
                                               Option         Exercise Price         Option       Exercise Price
                                             ------------     --------------     -------------    --------------
    Granted                                     547,200           $   .88             127,500        $   0.88
    Exercised                                         0              0.00                   0            0.00
    Cancelled or expired                        (17,000)             0.88                   0            0.00

    Outstanding March 31, 1996                  530,200              0.88             127,500            0.88

    Granted                                     330,500              0.38             160,000            0.38

    Exercised                                         0              0.00                   0            0.00
    Canceled or expired                        (411,700)             0.68            (100,000)           0.38
                                            -----------           -------            --------        --------
    Outstanding March 31, 1997                  449,000           $  0.69             187,500        $   0.69
                                            ===========           =======            ========        ========


    At March 31, 1997, 206,700 shares were exercisable under the Plan. In addition, 90,000 shares were exercisable as a result of non-plan options.

AUSTIN'S INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  Stock Option Plans, Continued:

    During fiscal 1997, the Company adopted the disclosure provisions of Statement on Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Pro forma information regarding the compensatory impact of stock options has not been presented since such impact is not considered material.



9.  Termination Agreements:

    During 1996, a stock purchase agreement was entered into with the former president. Pursuant to the agreement, 1,000,000 of his shares were purchased by the Company and retired. The remaining shares were purchased by existing shareholders.



10. Sale of Restaurant:

    On October 1, 1996, the Company sold substantially all of the assets associated with its restaurant located in Pembroke Pines, Florida, for $215,000 in cash and an $80,000 five year promissory note bearing interest at 8.5% per annum. In connection with this sale, the Company recognized a loss of $88,000.