Form 10KSB/A
period 1997-03-31
AUSTINS INTERNATIONAL INC
filed 1997-07-31
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

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

2400 E. COMMERCIAL BOULEVARD, SUITE 800, FORT LAUDERDALE, FL 33308 (954)772-0980 (Address, including zip code, or principal offices and telephone number, including area code of user)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                               $.01 PAR VALUE

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
(x) Yes  ( ) No

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-KSB or any amendment to this form 10-KSB. [ ]

     Issuer's revenues for the most recent fiscal year: $6,810,456

     On July 14, 1997, the bid and asked prices of the Issuer's Common Stock were $.06 and $.13, respectively, according to quotations furnished by the National Quotation Bureau, Inc. The aggregate market value of voting stock of the Issuer held by non-affiliates based on the average bid and ask prices on July 14, 1997, was $469,048.

     As of July 14, 1997, 10,003,550 shares of Common Stock were still outstanding.

Transitional Small Business Disclosure Format (check one):   (x) Yes   ( ) No

                      DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Items 3 through 6 of Part I, and Item II of Part III of this amendment is incorporated by reference from the Issuer's previously filed Form 10-KSB Annual Report to which this amendment relates.

    ITEM III. DIRECTORS EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
              ------------------------------------------------------

        Set forth below is certain information relative to Directors and Executive Officers of the Company:


                                                            Director
Name                              Position             Age   Since
-------------------------  ----------------------      ---  --------
Larry E. Graybill          President                    54  10/21/91
                           Treasurer, (Chief Financial
                           Officer) and Director

Panayotis C. Kontos        Director                     35  09/19/94

Nikos Pharasles            Director                     58  01/09/97

James Sargent              Director                     81  03/04/92

__________________________________

Directors serve for a term of one year and are elected by the Company's shareholders. Officers are appointed by and hold office at the will of the Board of Directors.

LARRY E. GRAYBILL was the Sr. Vice President and Chief Financial Officer of the company from March 1996 until January 1997. He has been the Treasurer of the Company since 1990 and a Director since 1991. From 1991 to 1996, Mr. Graybill was Vice President and Chief Financial Officer of the Company. From 1988 to 1990, he was employed as Controller for Outrigger Lodging Services of Los Angeles, California, and was based at their property in Boca Raton, Florida. Prior to that time, Mr. Graybill was in the banking industry, where, among other things, he was President of First Family Savings and Loan in Arkansas, for four years. Mr. Graybill is currently a member of the Company's Executive Committee.

PANAYIOTIS C. KONTOS has been a Director of the Company since September 1994. From 1993 to the present, he has been an independent financial and investment advisor. From 1991 to 1993, he was an Executive Officer with Barclay's Bank, Shipping Division in Piraeus, Greece. From 1987 to 1991, he was an Executive, Officer with Citicorp in their Investment Banking and Shipping Finance Group in New York, Athens and London. Mr. Kontos has as B.S. in Economics and M.B.A. in Finance from New York University's Stern School of Business. Mr. Kontos is currently a member of the Company's Executive, Compensation and Audit Committees.

JAMES C. SARGENT has been a Director of the Company since 1992, and served as Chairman of the Board from October 1994 until March 1996. Mr Sargent has practiced law in New York since 1940. From 1964 to 1994, he was a partner in the New York law firm of Whitman and Ransom. From 1994 to the present he has been affiliated with the New York law firm of Opton, Handler, Gottlieb, Feiler & Katz. Mr. Sargent was also a Regional Administrator and later, a Commissioner, of The Securities and Exchange Commission, in Washington, D.C. Mr. Sargent is currently a member of the Company's Compensation and Audit Committees.

NIKOS PHARASLES has been a Director of the Company since January 1977. He is currently President, of Shelter Ruppert's Restaurant Group in New York City. He was instrumental in creating the first unit in 1975. Since then, the Group has developed several concepts one of which has grown into a successful multi-unit New York City take out, delivery and catering operation.

He also has extensive experience in the Securities and Investment Management Industries. Mr. Pharasles held the position of President, Trade Holding, LTD, a U.S. based holding company with interest in oil and gas exploration, commodity trading, equity management, and venture capital. Previously, he held executive positions as the Deputy Division Head of The Institutional Asset Management Division of the United States Trust Company, New York. Prior to that, he was a marketing executive with Oppenheimer Capital Corporation.

Mr. Pharasles is a Phi Beta Kappa, Magna Cum Laude, A.B., graduate of Rutgers University where he was a distinguished Henry Rutgers scholar. He did graduate studies at New York University's Graduate School of Business and in Finance and Investments.

ITEM 4. REMUNERATION OF DIRECTORS AND OFFICERS.
-----------------------------------------------

        The following table indicates the aggregate annual remuneration paid during the company's fiscal year ending March 31, 1997, to Larry E. Graybill and Elie Sopas, the only Officers of the Company who were paid remuneration during such period, and to all Officers and Directors as a Group. Directors receive no remuneration for serving as such.

Name of individual                    Capacities in which                 Aggregate
or identity of group               remuneration was received             remuneration
-----------------------  ----------------------------------------------  ------------

Larry E. Graybill        President, Treasurer                                $ 76,500
                         (Chief Financial Officer) and Director

Elie Sopas (A)           President, Chief Operating                          $103,850

(A)    Mr. Sopas resigned effective January 23, 1997.                        $180,350

ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS
---------------------------------------------------------------------

        (a). The following table indicates as of July 21, 1997, the number of shares and percentage of the Company's outstanding Common Stock held of record by (1) each owner of more than 10% of such stock; (ii) Mr. Graybill and (iii) all Officers and Directors of the Company as a Group. Unless otherwise stated, to the best of the company's knowledge, each person has sole voting and investment power with respect to shares listed.

                                          Shares of       Percentage
Name and Address of Owner             Common Stock Owned   Ownership
------------------------------------  ------------------  -----------

Miyako Management Pacific Corp             2,472,859        24.7%
c/o Libra Financiere SA
Av De L'Avant - Poste 4
1002 Lausanne, Switzerland

Voleon Shipping Corporation                2,215,574        22.2%
c/o Rex Shipping Corp.
#2, Third September Street
Athens 104321 Greece

All Officers and Directors
as a Group (4 persons)                             0         0.0%

_______________________________________

        (b). Miyako Management Pacific Corp, ("Miyako") is the direct beneficial owner (and has the right to vote or direct the vote) of 2,758,124 shares (27.6%) of Common Stock, and Mr. John B. Goulandris is the indirect beneficial owner of such shares as a result of his ownership of the outstanding stock of Miyako. Mr. Goulandris' address is Akti Miaouli 85, Piraeus 18538 Greece. Voleon Shipping Corporation ("Voleon") is the direct beneficial owner of 2,654,574 shares (26.5%) of Common Stock, and Mr. Thrassivoulos Voyazides is the indirect beneficial owner of such shares as a result of his ownership of the outstanding stock of Voleon. Mr. Voyazides' address is c/o Rex Shipping Corporation, #2 Third September Street, Athens 10432 Greece.

         Mr. Graybill has the right to vote or direct the vote of 6,900 shares of Common Stock held in street name by CEDE & Co.

         Pursuant to the Rule 13d-5(b) (1) of the Securities Exchange Commission, the foregoing persons may be deemed to be members of a "Group" and thus deemed to be joint beneficial owners (and thus have the right to vote or direct the vote) of 5,412,698 shares (54.1%) of Common Stock. However, each of Miyako and Voleon has disclaimed beneficial ownership of the shares of Common Stock beneficially owned by the other. None of the foregoing direct and indirect beneficial owners hold any options, warrants or rights to purchase shares of Common Stock from the Company.

         (c). The following table indicates, as of July 21, 1997, options, warrants or rights to purchase Common Stock held by Mr. Graybill and all Officers and Directors of the Company as a Group:

                                        No. of Shares of
                                          Common Stock      Exercise
                                       Underlying Options,    Price    Expiration   Options
Name of Holder                         Warrants or Rights   Per Share     Date       Vested
-------------------------------------  -------------------  ---------  ----------  ----------

Larry E. Graybill                           224,000/1,2/      $0.875    06/02/01     140,600/3/
                                            100,000/5/        $00.38    09/26/02      20,000

All Officers and Directors as a
Group (5 persons)                           351,500/2,4/      $ .875    06/02/01      72,000
                                            160,000/6/        $  .38    09/26/02      12,000
                                            -------           ------    --------     -------

--------------------------------

    1. Represents shares of Common Stock issuable upon exercise of options granted under the Austin's 1995 Employee Incentive Stock Option Plan (the "1995 Plan"), which was approved by the Company's Board of Directors on June 2, 1995 and by the Company's shareholders on October 18, 1995. Under the terms of the 1995 Plan, The Board of Directors or the committee responsible for administering the 1995 Plan (i.e., the Compensation Committee of the Company's Board of Directors), may grant stock options ("Options") to purchase up to 3,850,000 shares of Common Stock, of which up to 350,000 options may be issued in any consecutive twelve-month period (except the first plan year, during which options for up to 700,000 shares may be granted). The exercise price of the Options is determined by the Board or the Compensation Committee and must be at least 100% of the fair market value of the stock (110% in the case of a 10% beneficial owner) on the date of the grant of the Option. All options must be granted by June 2, 2005, and must be exercised within six (6) years of the date the Options are granted and five (5) years for any 10% beneficial owner. 20% of the Options vest immediately on the grant date and 20% vest on the anniversary date of the grant over the next four years. Options that are not exercised within 30 days after such employment ends are terminated.

2. On June 2, 1995, the Compensation Committee approved the exchange of all options outstanding under the company's 1992 Employee Incentive Stock Option Plan and the Company's 1993 Employee Incentive Stock Option Plan (the "Prior Options") for the new options under the 1995 plan at the exercise price of $.875 per share. The exchange was effected by the cancellation of all Prior Options and the grant of new options under the 1995 Plan at the aforesaid exercise price; however grantees were given vesting credit for previously vested Prior Options.

3.  Includes 74,200 Options credited for vested Prior Options.

4. Includes 137,500 non-qualified Stock Options granted under the 1995 Plan to James C. Sargent and Panayiotis C. Kontos, Non-employee Directors of the Company, of which 67,500 options were granted to Mr. Sargent in replacement of a like number of Prior Options. (See Note 2 above).

5. On September 26, 1996, The Board of Directors granted Stock Options to certain of the Company's employees under the Company's 1995 Employee Incentive Stock Option Plan ("1995 Plan"), exercisable at $.38 per share, the fair market value of the Common Stock on the date of the grant vesting 20% annually and expiring on September 26, 2006.

6. Includes 60,000 non qualified Stock Options granted under the "1995 Plan" to James C. Sargent and Panyiotis C. Kontos, Non-Employee Directors, at an exercise price of $.38 per share on September 26, 1996.

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
-----------------------------------------------------------------

On September 26, 1996, The Board of Directors of the Company granted Stock Options to certain of the Company's employees under the Company's 1995 Employee Stock Option Plan ("1995 Plan), exercisable at $.38 per share, the fair market value of the Common Stock on the date of the grant, vesting 20% annually and expiring on September 26, 2006. Mr. Larry E. Graybill received grants of 100,00 Options under the 1995 plan, at the exercised price of $.38 per share.

On September 26, 1996, the Board of Directors granted non-statutory Stock Options to purchase 30,000 shares of the Company's Common Stock to each of James
C. Sargent and Panayiotis C. Kontos. These Options had an exercise price of
$.38.

ITEM 11.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
------------------------------------------------------------

        Based solely upon a review of Forms 3 an 4 and amendments thereto furnished to the Company under Rule 15a-3 (d) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") during the Company's fiscal year ended March 31, 1997 and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, set forth below, was a director, officer and beneficial owner of more than 10% of the Common Stock ("Reporting Person") that failed to file on a timely basis, as disclosed in such Forms, reports required by Section 16(a) of the Exchange Act during such fiscal year or prior years and, for each such reporting person, the number of late reports, the number of transactions not reported on a timely basis, and any know failure to file a required Form 3, Form 4 or Form 5.

                                                     Transactions
                                        Number of     Not Timely
Name of Reporting Person               Late Reports    Reported    Failure to File
-------------------------------------  ------------  ------------  ---------------

Mikayo Management Pacific Corp.               1                    Form 5
John B. Goulandris                            1                    Form 5
Voleon Shipping Corporation                   1                    Form 5
Thrassivoulos Voyazides                       1                    Form 5


Larry E. Graybill                             2                    Form 4
                                                                   Form 5

Panayiotis C. Kontos                          2                    Form 4
                                                                   Form 5

James C. Sargent                              2                    Form 4
                                                                   Form 5

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AUSTIN'S INTERNATIONAL, INC.



                                        By: /s/ Larry E. Graybill
                                            ---------------------------
                                            Larry E. Graybill
                                            President
                                            July 29, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/ Larry E. Graybill           President, Chief Financial       July 29, 1997
-----------------------------   Officer and Director
    Larry E. Graybill


/s/ Panayiotis Kontos           Director                         July 29, 1997
-----------------------------
    Panayiotis Kontos


/s/ Nikos Pharasles             Director                         July 29, 1997
-----------------------------
    Nikos Pharasles


/s/  James C. Sargent           Director                         July 29, 1997
-----------------------------
    James C. Sargent