Form 10QSB
period 1997-06-30
AUSTINS INTERNATIONAL INC
filed 1997-08-19
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended     June 30, 1997
                                        -------------------------------

[___] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to ___________

                      Commission File Number:     0-20528
                                              --------------------------

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

                                 (305) 772-0980
                                 --------------
                          (Issuer's Telephone Number)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes         No
                                                  -------    -------

                                 Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:

      Common Stock $.01  Par Value - 10,003,550 shares as of June 30, 1997
      --------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one) Yes  X  No
                                                                   ---    ---

Part I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS



     The following unaudited financial statements and documents required by Item 310(b) of Regulation S-B are attached hereto as Exhibits "A - D":

         Consolidated Balance Sheet - As of
         June 30, 1997, and March 31, 1997              Exhibit "A"

         Consolidated Statement of Changes
         in Shareholders' Equity - For the
         Period from March 31, 1997
         through June 30,1997                           Exhibit "B"

         Consolidated Statement of Operations -
         For the three months ended
         June 30, 1997 and June 30, 1996                Exhibit "C"

         Consolidated Statements of Cash Flows -
         For the three months ended
         June 30, 1997, and June 30, 1996               Exhibit "D"

         Notes to Consolidated Financial Statements

                      AUSTIN'S CONSOLIDATED BALANCE SHEET

                                                                       EXHIBIT A

                                                                 YEAR END
                                                   06/30/97       3/31/97
***************************************************************************
                                                 (UNAUDITED)     (AUDITED)
                    ASSETS
CURRENT ASSETS:
   CASH AND EQUIVALENTS                              $68,082       $171,724
   ACCOUNTS RECEIVABLE                              $107,781       $111,023
   INVENTORIES                                      $127,131       $120,785
   OTHER CURRENT ASSETS                             $127,134        $83,563
                                                 -----------    -----------
      TOTAL CURRENT ASSETS                          $430,128       $487,095

PROPERTY AND EQUIP
   LEASEHOLD IMPROVEMENTS                         $1,251,411     $2,544,992
   RESTAURANT & EQUIP                             $1,296,119     $1,009,254
   OTHER EQUIPMENT                                $1,211,057       $133,642
                                                 -----------    -----------
                                                  $3,758,587     $3,687,888
   LESS ACCUM DEPR & AMORT                       ($1,421,150)   ($1,332,756)
                                                 -----------    -----------
                                                  $2,337,437     $2,355,132

SECURITY DEPOSITS & OTHER ASSETS                     $53,782        $71,394
                                                 -----------    -----------
      TOTAL ASSETS                                $2,821,347     $2,913,621

              LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                 $395,433       $233,608
   NOTES PAYABLE                                  $1,218,000     $1,068,000
   ACCRUED EXPENSES                                  $87,695       $108,239
                                                 -----------    -----------
     TOTAL CURRENT LIABILITIES                    $1,701,128     $1,409,847


NOTES PAYABLE, LESS CURRENT PORTION
OTHER NON-CURRENT LIABILITIES                       $120,709       $122,209
                                                 -----------    -----------
      TOTAL LIABILITIES                           $1,821,837     $1,532,056

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $.01 PAR, 50,000,000               $100,035       $100,035
   ADDITIONAL PAID-IN CAPITAL                     $8,471,553     $8,471,553
   ACCUMULATED DEFICIT                           ($7,572,078)   ($7,190,023)
                                                 -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                    $999,510     $1,381,565
                                                 -----------    -----------
      TOTAL LIABILITIES AND EQUITY                $2,821,347     $2,913,621

      AUSTIN'S CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                       EXHIBIT B


                                                                       ADDITIONAL
                                                                        PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                       SHARES          PAR VALUE        CAPITAL         DEFICIT         EQUITY
****************************************************************************************************************
BALANCE MARCH 31, 1997 (AUDITED)       10,003,550        $100,035      $8,471,553    ($7,190,023)     $1,381,565

CONVERSION OF DEBT TO COMMON STOCK                             $0                                             $0

NET LOSS                                                                               ($382,055)      ($382,055)
                                     ------------    ------------    ------------   ------------    ------------

BALANCE JUNE 30, 1997 (UNAUDITED)      10,003,550        $100,035      $8,471,553    ($7,572,078)       $999,510
                                     ============    ============    ============   ============    ============

                 AUSTIN'S CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       EXHIBIT C


                                       3 MO ENDED            3 MO ENDED
                                         06/30/97              06/30/96
***********************************************************************
                                      (UNAUDITED)           (UNAUDITED)
REVENUES:

   NET SALES                             $972,979            $1,904,096

   OTHER REVENUES                            $958               $10,706

   INTEREST                                $4,120                $2,811
                                     ------------          ------------
   TOTAL REVENUES                        $978,057            $1,917,613

COSTS AND EXPENSES:

   FOOD AND BEVERAGE COSTS               $357,504              $700,026

   PAYROLL AND RELATED COSTS             $392,517              $667,899

   OTHER RESTAURANT OPERATING EXP        $381,989              $543,353

   GENERAL AND ADMIN EXPENSES             $97,903              $154,868

   DEPRECIATION AND AMORTIZATION         $106,006              $102,783

   INTEREST EXPENSE                       $24,193               $28,350
                                     ------------          ------------
   TOTAL EXPENSES                      $1,360,112            $2,197,279
                                     ------------          ------------
      NET LOSS                          ($382,055)            ($279,666)


NET LOSS PER SHARE                        ($0.038)              ($0.033)

   WEIGHTED AVE SHARES OUTSTANDING     10,003,550             8,593,550

                 AUSTIN'S CONSOLIDATED STATEMENT OF CASH FLOW

                                                                       EXHIBIT D



                                                                  3 MO ENDED    3 MO ENDED
                                                                   06/30/97      06/30/96
********************************************************************************************
                                                                  (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                  ($382,055)   ($279,666)
  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                     $106,006     $102,783
    Changes in assets and liabilities:
      Accounts receivable                                               $3,242      $21,202
      Inventories                                                      ($6,346)    ($24,751)
      Other current assets                                            ($43,570)     $10,356
      Security deposits and other assets                                    $0      ($4,301)
      Pre-opening costs                                                     $0    ($106,393)
      Accounts payable and accrued expenses                           $141,280    ($150,661)
      Other non-current liabilities                                    ($1,500)        $463
                                                                     ---------    ---------
  Net cash used by operating activities                              ($182,943)   ($430,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                             ($70,699)   ($148,332)
                                                                     ---------    ---------
  Net cash used by investing activities                               ($70,699)   ($148,332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                               $150,000     $500,000
  Repayment of long-term borrowings
  Proceeds from sale of stock options & warrants                            $0           $0
                                                                     ---------    ---------
  Net cash provided by financing activities                           $150,000     $500,000
                                                                     ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 ($103,642)    ($79,300)
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, BEGINNING OF PERIOD    $171,724     $446,497
                                                                     ---------    ---------
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, AT END OF PERIOD        $68,082     $367,197
                                                                     =========    =========

                          AUSTIN'S INTERNATIONAL, INC.

                         Notes to Financial Statements
                         -----------------------------

                                  (Unaudited)
                                  -----------



Note 1 - Financial Statements
-----------------------------

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, and March 31, 1997, and the results of operations and the cash flows for the period ending June 30, 1997 and June 30, 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 1997, and notes thereto contained in the Company's 1997 Form 10-KSB filed with the Securities and Exchange Commission on June 27, 1997. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of operating results to be expected for the full fiscal year.

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

Note 3 - Restaurant Operations
------------------------------

     The Company currently operates three restaurants, one in Coral Springs, Florida, one in Orlando, Florida, and one in Merritt Island, Florida, about five miles from the Kennedy Space Center.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Issuer has developed, and owns and operates a chain of full service restaurants specializing in Texas-style American cuisine. It currently offers a wide variety of appetizers, salads and award-winning baby back ribs, as well as a wide variety of steaks.

     On July 18, 1997, the company's operating subsidiary, Austin's International, Inc. A Florida corporation, filed for relief under chapter 11, of the U.S. Bankruptcy code. (see 8-K, filed July 25, 1997).


NET SALES

     Net sales for the three months ended June 30, 1997, were $972,979, as compared to $1,904,096, for the three months ended June 30, 1996, or a 48.9% decrease. The decline in sales is attributed to closing each restaurant for lunch and discontinuing most promotions, discounts, and advertising.


FOOD AND BEVERAGE COSTS

     Food and beverage costs for the three months ended June 30,1997, were $357,504, or 36.7% of sales, as compared to $700,026, or 36.8% of sales, for the period ending June 30, 1996.


PAYROLL AND RELATED COSTS

     Payroll and related costs for the three months ended June 30, 1997, were $392,517, or 40.3% of sales, as compared to $667,899 or 35.1% of sales, for the period ending June 30, 1996. The operating increase is due to the fixed expense ratios in a period of declining revenues.

OTHER RESTAURANT OPERATING EXPENSES


     Other restaurant operating expenses for the three months ended June 30, 1997, were $381,987, or 39.3% of sales, as compared to $543,353, or 28.5% of sales, for the period ending June 30, 1996. This percentage increase is attributable to the fixed overhead costs in this category during a period of declining revenues.


GENERAL AND ADMINISTRATIVE EXPENSES


     General and Administrative expenses for the three months ended June 30, 1997, were $97,903, or 10.1% of sales, as compared to $154,868, or 8.1% of sales, for the period ending June 30, 1996.


NET PROFIT/LOSS


     The Company's net loss per share for the three months ended June 30, 1997, was 3.8 cents as compared to 3.3 cents per share for the three-months ended June 30, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits.
          --------


      23.1      Consent of independent accounts for Form S-8.
                Incorporated by reference from Registrants
                Form 10-KSB filed with the Commission on June 27, 1997


     *27 (1)    Financial Data Schedule



     *Filed as an exhibit to this report.

   b.   Reports on Form 8-K.
        -------------------

   The Company filed an 8-K dated July 18, 1997, with the Commission on July, 25, 1997. The report covered the wholly owned subsidiary Austin's International, Inc. A Florida Corporation, filing for relief under Chapter 11, of the U.S. Bankruptcy Code.


   In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AUSTIN'S INTERNATIONAL, INC.



DATED:                            /s/ Larry E. Graybill
                                  ----------------------------
                                  Larry E. Graybill, President
August 13, 1997