Form 10QSB
period 1997-09-30
AUSTINS INTERNATIONAL INC
filed 1997-11-10
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended   September 30, 1997
                                       --------------------------------

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to _________

                       Commission File Number:        0-20528
                                               ------------------------

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
Yes    X    No
    -------    ------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:
    Common Stock $.01  Par Value - 10,003,550 shares as of November 6, 1997
    -----------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one) Yes  X  No
                                                                   ---    ---

Part I:   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited financial statements and documents required by Item 310(b) of Regulation S-B are attached hereto as Exhibits "A - D":

            Consolidated Balance Sheet - As of
            September 30, 1997, and March 31, 1997             Exhibit "A"

            Consolidated Statements of Changes
            in Shareholder's Equity - For the
            Period from March 31, 1997
            through September 30, 1997                          Exhibit "B"

            Consolidated Statements of Operations -
            For the three month and six month periods ended
            September 30, 1997, and September 30, 1996          Exhibit "C"

            Consolidated Statements of Cash Flows -
            For the three month and six month periods ended
            September 30, 1997, and September 30, 1996          Exhibit "D"

            Notes to Consolidated Financial Statements

                                                                       EXHIBIT A

                          AUSTIN'S INTERNATIONAL, INC.
                        Consolidated Balance Sheet as of
                      September 30, 1997 and March 31, 1997

                                                                                  YEAR END
                                                            09/30/97               3/31/97
*********************************************************************************************
                                                           (UNAUDITED)            (AUDITED)
                    ASSETS
CURRENT ASSETS:
   CASH AND EQUIVALENTS                                      $84,371               $171,724
   ACCOUNTS RECEIVABLE                                       $27,560               $111,023
   INVENTORIES                                              $100,884               $120,785
   OTHER CURRENT ASSETS                                     $110,646                $83,563
                                                        ------------           ------------
      TOTAL CURRENT ASSETS                                  $323,461               $487,095

PROPERTY AND EQUIP
   BLDG. & LEASEHOLD IMPROVEMENTS                         $2,559,828             $2,544,992
   RESTAURANT FIXTURES & EQUIP                            $1,081,338             $1,009,254
   OTHER FIXTURES & EQUIPMENT                               $133,517               $133,642
                                                        ------------           ------------
                                                          $3,774,683             $3,687,888
   LESS ACCUM DEPRECIATION                               ($1,496,877)           ($1,332,756)
                                                        ------------           ------------
                                                          $2,277,806             $2,355,132

SECURITY DEPOSITS & OTHER ASSETS                             $52,749                $71,394
                                                        ------------           ------------
      TOTAL ASSETS                                        $2,654,016             $2,913,621

                   LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                         $471,280               $233,608
   NOTES PAYABLE                                          $1,408,450             $1,068,000
   ACCRUED EXPENSES                                          $64,612               $108,239
                                                        ------------           ------------
     TOTAL CURRENT LIABILITIES                            $1,944,342             $1,409,847


NOTES PAYABLE, LESS CURRENT PORTION
OTHER NON-CURRENT LIABILITIES                               $119,209               $122,209
                                                        ------------           ------------
      TOTAL LIABILITIES                                   $2,063,551             $1,532,056

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $.01 PAR, 50,000,000                       $100,035               $100,035
   ADDITIONAL PAID-IN CAPITAL                             $8,471,553             $8,471,553
   ACCUMULATED DEFICIT                                   ($7,981,123)           ($7,190,023)
                                                        ------------           ------------
      TOTAL SHAREHOLDERS' EQUITY                            $590,465             $1,381,565
                                                        ------------           ------------
      TOTAL LIABILITIES AND EQUITY                        $2,654,016             $2,913,621

                                                                       EXHIBIT B

                         AUSTIN'S INTERNATIONAL, INC.
               Consolidated Statement of Changes in Shareholder's
               Equity for the Periods from March 31, 1997 through
                               September 30, 1997

                                                                           ADDITIONAL
                                                                            PAID-IN        ACCUMULATED       SHAREHOLDERS'
                                             SHARES          PAR VALUE      CAPITAL          DEFICIT             EQUITY
*************************************************************************************************************************
BALANCE MARCH 31, 1997 (AUDITED)            10,003,550          $100,035    $8,471,553      ($7,190,023)        $1,381,565

CONVERSION OF DEBT TO COMMON STOCK                                   $0                                                $0

NET LOSS                                                                                     ($791,100)         ($791,100)
                                           ----------     ------------   -----------     ------------       ------------

BALANCE SEPT. 30, 1997 (UNAUDITED)         10,003,550          $100,035    $8,471,553      ($7,981,123)          $590,465
                                           ==========     ==============   ===========     ============       ============

                                                                       EXHIBIT C


                         AUSTIN'S INTERNATIONAL, INC.
          Consolidated Statement of Operations for the Three Months
        and Six Months ended September 30, 1997 and September 30, 1996


                                                3 MO ENDED             3 MO ENDED             6 MO ENDED            6 MO ENDED
                                                 09/30/97               09/30/96               09/30/97              09/30/96
**********************************************************************************         *************************************
                                                (UNAUDITED)           (UNAUDITED)            (UNAUDITED)           (UNAUDITED)
REVENUES:

   NET SALES                                      $611,680             $1,821,232             $1,584,659            $3,725,328

   OTHER REVENUES                                   $2,529                 $7,230                 $3,487               $17,936

   INTEREST                                            $30                 $1,472                 $4,150                $4,283
                                              ------------           ------------           ------------          ------------
   TOTAL REVENUES                                 $614,239             $1,829,934             $1,592,296            $3,747,547

COSTS AND EXPENSES:

   FOOD AND BEVERAGE COSTS                        $241,820               $692,636               $599,324            $1,392,662

   PAYROLL AND RELATED COSTS                      $275,142               $667,434               $667,659            $1,335,333

   OTHER RESTAURANT OPERATING EXP                 $303,041               $579,251               $685,030            $1,122,604

   GENERAL AND ADMIN EXPENSES                     $101,269               $140,305               $199,172              $295,173

   DEPRECIATION AND AMORTIZATION                   $75,727               $124,761               $181,733              $227,544

   INTEREST EXPENSE                                $26,283                $17,361                $50,476               $45,711
                                              ------------           ------------           ------------          ------------
   TOTAL EXPENSES                               $1,023,282             $2,221,748             $2,383,394            $4,419,027
                                              ------------           ------------           ------------          ------------
      NET LOSS                                   ($409,043)             ($391,814)             ($791,098)            ($671,480)


NET LOSS PER SHARE                                 ($0.041)               ($0.039)               ($0.079)              ($0.072)

   WEIGHTED AVE SHARES OUTSTANDING              10,003,550             10,003,550             10,003,550             9,298,550

                     AUSTIN'S INTERNATIONAL, INC.                      EXHIBIT D
                 Consolidated Statement of Cash Flow for the six
             months ended September 30, 1997 and September 30, 1996


                                                                                    6 MO ENDED       6 MO ENDED
                                                                                     09/30/97         09/30/96
*****************************************************************************************************************
                                                                                    (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                  ($791,098)        ($671,480)
  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                                     $181,733          $227,544
    Changes in assets and liabilities:
      Accounts receivable                                                              $83,463           ($5,429)
      Inventories                                                                      $19,901          ($15,163)
      Other current assets                                                            ($27,083)          $26,023
      Security deposits                                                                 $1,031           $10,558
      Pre-opening costs                                                                     $0         ($109,801)
      Accounts payable and accrued expenses                                           $194,045         ($175,526)
      Other non-current liabilities                                                    ($3,000)             $925
                                                                                  ------------      ------------
  Net cash used by operating activities                                              ($341,008)        ($712,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                             ($86,795)        ($155,342)
                                                                                  ------------      ------------
  Net cash used by investing activities                                               ($86,795)        ($155,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                                                  $500,000
  Short-term borrowings                                                               $340,450          $100,000
  Repayment of long-term borrowings                                                                    ($500,000)
  Repayment of short-term borrowings
  Conversion of debt to equity                                                                          $500,000
  Proceeds from sale of stock options & warrants                                            $0                $0
                                                                                  ------------      ------------
  Net cash provided by financing activities                                           $340,450          $600,000
                                                                                  ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             ($87,353)        ($267,691)
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, BEGINNING OF PERIOD                    $171,724          $446,497
                                                                                  ------------      ------------
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, AT END OF PERIOD                        $84,371          $178,806
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

                         AUSTIN'S INTERNATIONAL, INC.

                         Notes to Financial Statements
                         -----------------------------

                                  (Unaudited)
                                  -----------



Note 1 - Financial Statements
-----------------------------

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, and March 31, 1997, and the results of operations and the cash flows for the period ending September 30, 1997, and September 30, 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 1997, and notes thereto contained in the Company's 1997 Form 10-KSB filed with the Securities and Exchange Commission on June 27, 1997. The results of operations for the six months ended September 30, 1997, are not necessarily indicative of operating results to be expected for the full fiscal year.

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

Note 3 - Restaurant Operations
------------------------------

     The Company currently operates three restaurants, one in Coral Springs, Florida, one in Orlando, Florida, and one in Merritt Island, Florida, about five miles from the Kennedy Space Center. On July 9, 1997, the Company closed it's Ft. Lauderdale restaurant, due to continuing and escalating losses. Subsequently, as part of the operating subsidiary's Chapter 11 filing, as disclosed in an 8-K filed July 25th, the Ft. Lauderdale restaurant's lease was rejected. The accounting entries for the rejected lease will be reflected in the Company's financials following court approval of a submitted plan, in the next few months.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Issuer has developed, and owns and operates a chain of full service restaurants specializing in Texas-style American cuisine. It currently offers a wide variety of appetizers, salads and award-winning babyback ribs, as well as a wide variety of steaks.

ADDITIONAL CAPITAL

     The Company, during the last quarter, borrowed $190,450 on promissory notes.

NET SALES

     Net sales for the three months ended September 30, 1997, were $614,239 as compared to $1,829,934 for the three months ended September 30, 1996, or a 66.4% decrease. Net sales for the six months ended September 30, 1997, were $1,592,296 as compared to $3,747,547 for the six months ended September 30, 1996, or a 57.5% decrease. The decline in sales is primarily attributable to the closing of the Ft. Lauderdale and Pembroke Pines units.

FOOD AND BEVERAGE COSTS

     Food and beverage costs for the three months ended September 30, 1997, were $241,820 or 39.4% of sales as compared to $692,636 or 37.9% of sales for the same period ending September 30, 1996. Food and beverage costs for the six months ended September 30, 1997, were $599,324 or 37.6% of sales as compared to $1,392,662 or 37.2% of sales for the six months ended September 30, 1996.

PAYROLL AND RELATED COSTS

     Payroll and related costs for the three months ended September 30, 1997, were $275,142 or 44.8% of sales as compared to $667,434 or 36.5% of sales for the period ending September 30, 1996. Payroll and related costs for the six months ended September 30, 1997, were $667,659 or 41.9% of sales as compared to $1,335,333 or 35.6% of sales for the six months ended September 30, 1996.

OTHER RESTAURANT OPERATING EXPENSES

     Other restaurant operating expenses for the three months ended September 30, 1997, were $303,041 or 49.3% of sales as compared to $579,251 or 31.7% of sales for the period ending September 30, 1996. Other restaurant operating expenses for the six months ended September 30, 1997, were $685,030 or 43.0% of sales as compared to $1,122,604 or 30.0% of sales for the six months ended September 30, 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses for the three months ended September 30, 1997, were $101,269 or 16.5% of sales, as compared to $140,305 or 7.7% of sales, for the period ending September 30, 1996. General and Administrative expenses for the six months ended September 30, 1997, were $199,172 or 12.5% of sales, as compared to $295,173 or 7.9% of sales for the six months ended September 30, 1996.

NET PROFIT/LOSS

     The Company's net loss per share for the three months ended September 30, 1997 was 4.1 cents as compared to 3.9 cents per share for the three months ended September 30, 1996. The net loss per share for the six months ended September 30, 1997 was 7.9 cents as compared to 7.2 cents per share for the six months ended September 30, 1996.

Part II:  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits.
         --------

     23.1   Consent of independent accountants for
            form S-8.  Incorporated by reference from Registrants
            Form 10-KSB filed with the Commission on June 27, 1997



     *27(1) Financial Data Schedule




             *Filed as an exhibit to this Report.

   b.   Reports on Form 8-K.
        -------------------

        The company filed an 8-K dated July 18, 1997 with the Commission on July 25, 1997. The report covered the wholly owned subsidiary Austin's International, Inc. A Florida Corporation, filing for relief under Chapter 11, of the U.S. Bankruptcy Code.

   In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AUSTIN'S INTERNATIONAL, INC.


                        /s/ Larry E. Graybill
                        ----------------------------
DATED:                  Larry E. Graybill, President
November 10, 1997