Form 10QSB
period 1997-12-31
AUSTINS INTERNATIONAL INC
filed 1998-02-12
CIK 877406

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended    December  31, 1997
                                        -----------------------

   [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
             For the transition period from          to
                                            --------    --------

                       Commission File Number:  0-20528
                                                -------


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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes         No
                                                  -------    ------
                                Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:

    Common Stock $.01  Par Value - 10,003,550 shares as of February 9, 1998
    -----------------------------------------------------------------------

   Transitional Small Business Disclosure Format (check one) Yes  X  No
                                                                 ---    ---

PART I:   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS

     The following unaudited financial statements and documents required by Item 310(b) of Regulation S-B are attached hereto as Exhibits "A - D":

          Consolidated Balance Sheet - As of
          December 31, 1997, and March 31, 1997                  Exhibit "A"

          Consolidated Statements of Changes
          in Shareholder's Equity - For the
          Period from March 31, 1997
          through December 31, 1997                              Exhibit "B"

          Consolidated Statements of Operations -
          For the three month and nine month periods ended
          December 31, 1997, and December 31, 1996               Exhibit "C"

          Consolidated Statements of Cash Flows -
          For the three month and nine month periods ended
          December 31, 1997, and December 31, 1996               Exhibit "D"

          Notes to Consolidated Financial Statements

                                                                       EXHIBIT A
                         AUSTIN'S INTERNATIONAL, INC.
                       Consolidated Balance Sheet as of
                     December 31, 1997 and March 31, 1997

                                                                      YEAR END
                                               12/31/97               3/31/97
                                             -----------            -----------
                                             (UNAUDITED)             (AUDITED)
                    ASSETS
CURRENT ASSETS:
   CASH AND EQUIVALENTS                          $38,942               $171,724
   ACCOUNTS RECEIVABLE                           $38,669               $111,023
   INVENTORIES                                   $92,169               $120,785
   OTHER CURRENT ASSETS                          $83,914                $83,563
                                             -----------            -----------
      TOTAL CURRENT ASSETS                      $253,694               $487,095

PROPERTY AND EQUIP
   BLDG. & LEASEHOLD IMPROVEMENTS             $2,559,828             $2,544,992
   RESTAURANT FIXTURES & EQUIP                $1,081,338             $1,009,254
   OTHER FIXTURES & EQUIPMENT                   $133,517               $133,642
                                             -----------            -----------
                                              $3,774,683             $3,687,888
   LESS ACCUM DEPRECIATION                   ($1,565,937)           ($1,332,756)
                                             -----------            -----------
                                              $2,208,746             $2,355,132

SECURITY DEPOSITS & OTHER ASSETS                 $52,190                $71,394
                                             -----------            -----------
      TOTAL ASSETS                            $2,514,630             $2,913,621

                   LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                             $508,440               $233,608
   NOTES PAYABLE                              $1,519,252             $1,068,000
   ACCRUED EXPENSES                              $82,860               $108,239
                                             -----------            -----------
     TOTAL CURRENT LIABILITIES                $2,110,552             $1,409,847


NOTES PAYABLE, LESS CURRENT PORTION
OTHER NON-CURRENT LIABILITIES                   $117,709               $122,209
                                             -----------            -----------
      TOTAL LIABILITIES                       $2,228,261             $1,532,056

SHAREHOLDERS' EQUITY:
   COMMON STOCK, $.01 PAR, 50,000,000           $100,035               $100,035
   ADDITIONAL PAID-IN CAPITAL                 $8,471,553             $8,471,553
   ACCUMULATED DEFICIT                       ($8,285,219)           ($7,190,023)
                                             -----------            -----------
      TOTAL SHAREHOLDERS' EQUITY                $286,369             $1,381,565
                                             -----------            -----------
      TOTAL LIABILITIES AND EQUITY            $2,514,630             $2,913,621

                                                                       EXHIBIT B

                         AUSTIN'S INTERNATIONAL, INC.
           Consolidated Statement of Changes in Shareholder's Equity
         for the Periods from March 31, 1997 through December 31, 1997

                                                                          ADDITIONAL
                                                                           PAID-IN       ACCUMULATED      SHAREHOLDERS'
                                           SHARES         PAR VALUE        CAPITAL         DEFICIT           EQUITY
                                        ------------    ------------    ------------    ------------      ------------
BALANCE MARCH 31,1997 (AUDITED)           10,003,550        $100,035      $8,471,553     ($7,190,023)       $1,381,565

CONVERSION OF DEBT TO COMMON STOCK                                $0                                                $0

NET LOSS                                                                                 ($1,095,195)      ($1,095,195)
                                        ------------    ------------    ------------    ------------      ------------
BALANCE DEC. 31, 1997 (UNAUDITED)         10,003,550        $100,035      $8,471,553     ($8,285,218)         $286,370
                                        ============    ============    ============    ============      ============

                                                                       EXHIBIT C
                         AUSTIN'S INTERNATIONAL, INC
              Consolidated Statement of Operations for the Three
            Months and and Nine Months ended December 31, 1997 and
                               December 31, 1996

                                     3 MO ENDED       3 MO ENDED       9 MO ENDED      9 MO ENDED
                                      12/31/97         12/31/96         12/31/97        12/31/96
                                    ------------     ------------     ------------     -----------
                                    (UNAUDITED)       (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
REVENUES:

   NET SALES                        $    620,390     $  1,560,723     $  2,205,050     $ 5,286,051

   OTHER REVENUES                   $      1,974     $      2,926     $      5,462     $    20,862

   INTEREST                         $          0     $      2,923     $      4,150     $     7,206
                                    ------------     ------------     ------------     -----------
   TOTAL REVENUES                   $    622,364     $  1,566,572     $  2,214,662     $ 5,314,119

COSTS AND EXPENSES:

   FOOD AND BEVERAGE COSTS          $    249,851     $    586,763     $    849,177     $ 1,979,423

   PAYROLL AND RELATED COSTS        $    257,460     $    559,855     $    925,118     $ 1,895,188

   OTHER RESTAURANT OPERATING EXP   $    273,038     $    478,735     $    958,070     $ 1,601,340

   GENERAL AND ADMIN EXPENSES       $     45,978     $    106,012     $    245,150     $   401,186

   DEPRECIATION AND AMORTIZATION    $     69,060     $    110,511     $    250,793     $   338,055

   INTEREST EXPENSE                 $     31,075     $     17,361     $     81,551     $    63,072
                                    ------------     ------------     ------------     -----------
   TOTAL EXPENSES                   $    926,462     $  1,859,237     $  3,309,859     $ 6,278,264
                                    ------------     ------------     ------------     -----------
      NET LOSS                      ($   304,098)    ($   292,665)    ($ 1,095,197)    ($  964,145)

NET LOSS PER SHARE                  ($     0.030)    ($     0.029)    ($     0.109)    ($    0.101)

   WEIGHTED AVE SHARES OUTSTANDING    10,003,550       10,003,550       10,003,550       9,533,550


                                                                       EXHIBIT D
                         AUSTIN'S INTERNATIONAL, INC.
               Consolidated Statement of Cash Flow for the nine
             months ended December 31, 1997 and December 31, 1996

                                                                                     9 MO ENDED           9 MO ENDED
                                                                                      12/31/97             12/31/96
                                                                                    -----------          -----------
                                                                                    (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                 ($1,095,197)           ($964,145)
  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                                      $250,793             $338,055
    Changes in assets and liabilities:
      Accounts receivable                                                               $72,354             ($62,565)
      Inventories                                                                       $28,616               $1,469
      Other current assets                                                                ($351)              $2,765
      Security deposits                                                                  $1,592              $12,738
      Pre-opening costs                                                                      $0            ($109,801)
      Accounts payable and accrued expenses                                            $249,454            ($223,415)
      Other non-current liabilities                                                     ($4,500)              $1,387
                                                                                    -----------          -----------
  Net cash used by operating activities                                               ($497,239)         ($1,003,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                              ($86,795)           ($176,728)
  Sale of Asset                                                                                             $297,000
                                                                                    -----------          -----------
  Net cash used by investing activities                                                ($86,795)            $120,272
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                                                      $500,000
  Short-term borrowings                                                                $451,252             $100,000
  Repayment of long-term borrowings                                                                        ($500,000)
  Repayment of short-term borrowings
  Conversion of debt to equity                                                                              $500,000
  Proceeds from sale of stock options & warrants                                             $0                   $0
                                                                                    -----------          -----------
  Net cash provided by financing activities                                            $451,252             $600,000
                                                                                    -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             ($132,782)           ($283,240)
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, BEGINNING OF PERIOD                     $171,724             $446,497
                                                                                    -----------          -----------
CASH, CASH EQUIVALENTS, AND MKTBLE SECURITIES, AT END OF PERIOD                         $38,942             $163,257
                                                                                    ===========          ===========

                         AUSTIN'S INTERNATIONAL, INC.

                         Notes to Financial Statements
                         -----------------------------

                                  (Unaudited)
                                  -----------



Note 1 - Financial Statements
-----------------------------

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1997, and March 31, 1997, and the results of operations and the cash flows for the three month and nine month periods ending December 31, 1997, and December 31, 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 1997, and notes thereto contained in the Company's 1997 Form 10-KSB filed with the Securities and Exchange Commission on June 27, 1997. The results of operations for the nine months ended December 31, 1997, are not necessarily indicative of operating results to be expected for the full fiscal year.

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

ADDITIONAL CAPITAL

     The Company, during the last quarter, borrowed $110,802 on promissory notes.

NET SALES

     Net sales for the three months ended December 31, 1997, were $622,364 as compared to $1,566,572 for the three months ended December 31, 1996, or a 60.3% decrease. Net sales for the nine months ended December 31, 1997, were $2,214,662 as compared to $5,314,119 for the nine months ended December 31, 1996, or a 58.3% decrease. The decline in sales is primarily attributable to the closing of the Ft. Lauderdale and Pembroke Pines units, as well as closing for lunch in each location.

FOOD AND BEVERAGE COSTS

     Food and beverage costs for the three months ended December 31, 1997, were $249,851 or 40.2% of sales as compared to $586,763 or 37.5% of sales for the same period ending December 31, 1996. Food and beverage costs for the nine months ended December 31, 1997, were $849,177 or 38.3% of sales as compared to $1,979,423 or 37.3% of sales for the nine months ended December 31, 1996.

PAYROLL AND RELATED COSTS

     Payroll and related costs for the three months ended December 31, 1997, were $257,460 or 41.4% of sales as compared to $559,855 or 35.7% of sales for the period ending December 31, 1996. Payroll and related costs for the nine months ended December 31, 1997, were $925,118 or 41.8% of sales as compared to $1,895,188 or 35.7% of sales for the nine months ended December 31, 1996.

OTHER RESTAURANT OPERATING EXPENSES

     Other restaurant operating expenses for the three months ended December 31, 1997, were $272,038 or 43.9% of sales as compared to $478,735 or 30.6% of sales for the period ending December 31, 1996. Other restaurant operating expenses for the nine months ended December 31, 1997, were $958,070 or 43.3% of sales as compared to $1,601,340 or 30.1% of sales for the nine months ended December 31, 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses for the three months ended December 31, 1997, were $45,978 or 7.4% of sales, as compared to $106,012 or 6.8% of sales, for the period ending December 31, 1996. General and Administrative expenses for the nine months ended December 31, 1997, were $245,150 or 11.1% of sales, as compared to $401,186 or 7.6% of sales for the nine months ended December 31, 1996.

NET PROFIT/LOSS

     The Company's net loss per share for the three months ended December 31, 1997 was 3.0 cents as compared to 2.9 cents per share for the three months ended December 31, 1996. The net loss per share for the nine months ended December 31,1997 was 10.9 cents as compared to 10.1 cents per share for the nine months ended December 31, 1996.

Part II:  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS.
         --------




    *27(1)  Financial Data Schedule




           *Filed as an exhibit to this Report.

     B.  REPORTS ON FORM 8-K.
         -------------------

        None filed this quarter.

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AUSTIN'S INTERNATIONAL, INC.

                                       /s/ Larry E. Graybill
                                       ----------------------------
DATED:                                 Larry E. Graybill, President
Feburary 11, 1997